Form 10-Q
period 2007-06-30
SMITH BARNEY WARRINGTON FUND L P
filed 2007-08-14
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-52603

SMITH BARNEY WARRINGTON FUND L.P.
(Exact name of registrant as specified in its charter)
New York	20-3845577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Citigroup Managed Futures LLC 731 Lexington Avenue – 25th Fl. New York, New York 10022
(Address of principal executive offices) (Zip Code)
(212) 559-2011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

As of July 31, 2007, 233,238.2839 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2007 and for the three months ended June 30, 2006 and the period from February 21, 2006 (commencement of trading operations) through June 30, 2006 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2007 and for the three months ended June 30, 2006 and the period from February 21, 2006 (commencement of trading operations) through June 30, 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15
PART II — Other Information		16

PART I

Item 1. Financial Statements

Smith Barney Warrington Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $103,321,908 and $107,442,815 in 2007 and 2006, respectively)	$278,019,847	$294,427,713
Commodity options owned, at fair value (cost $13,870,950 and $13,305,700 in 2007 and 2006, respectively)	13,866,300	12,497,375
	291,886,147	306,925,088
Interest receivable	812,829	964,260
	$292,698,976	$307,889,348
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on futures positions	$—	$1,183,902
Commodity options written, at fair value (premium $18,244,625 and $12,731,887 in 2007 and 2006, respectively)	9,763,675	6,966,925
Accrued expenses:
Brokerage commissions	884,173	936,660
Management fees	470,080	497,953
Administrative fees	117,520	124,488
Other	3,275	23,081
Due to CGM for offering costs	—	14,012
Redemptions payable	14,896,698	822,920
	26,135,421	10,569,941
Partners’ Capital:
General Partner, 1,831.1037 Unit equivalents outstanding in 2007 and 2006, respectively	2,020,952	2,046,716
Special Limited Partner, 693.5451 Redeemable Units of Limited Partnership Interest outstanding in 2006	—	775,210
Limited Partners, 239,691.5682 and 263,473.5663 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	264,542,603	294,497,481
	266,563,555	297,319,407
	$292,698,976	$307,889,348

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Options Owned
Indices	$13,866,300	5.20%

Options Written
Indices	(9,763,675)	(3.66)

Total fair value	$4,102,625	1.54%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	$(1,183,902)	(0.40)%

Options Owned
Indices	12,497,375	4.20

Options Written
Indices	(6,966,925)	(2.34)

Total fair value	$4,346,548	1.46%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	Period from February 21, 2006 (commencement of trading operations) to June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$23,395,937	$12,330,135	$(5,404,516)	$13,666,132
Change in unrealized gains (losses) on open positions	(13,017,338)	(1,984,190)	4,703,565	744,250
	10,378,599	10,345,945	(700,951)	14,410,382
Interest income	2,683,777	1,965,887	5,710,025	2,475,117
	13,062,376	12,311,832	5,009,074	16,885,499
Expenses:
Brokerage commissions including clearing fees of $145,073, $153,593, $366,690 and $192,902, respectively	2,928,947	2,352,141	6,637,108	2,973,519
Management fees	1,441,545	1,087,437	2,994,991	1,381,548
Administrative fees	360,386	271,860	748,747	345,388
Other	12,601	15,846	27,771	25,125
	4,743,479	3,727,284	10,408,617	4,725,580
Net income (loss) before allocation to the Special Limited Partner	8,318,897	8,584,548	(5,399,543)	12,159,919
Allocation to the Special Limited Partner	—	(1,323,959)	—	(1,937,302)
Net income (loss) after allocation to the Special Limited Partner	8,318,897	7,260,589	(5,399,543)	10,222,617
Additions—Limited Partners	140,000	89,424,000	22,469,630	230,760,000
Additions—Special Limited Partner	—	1,937,302	—	1,937,302
Additions—General Partner	—	1,870,000	—	1,870,000
Redemptions—Limited Partners	(40,880,443)	(1,594,213)	(47,040,776)	(1,594,213)
Redemptions—Special Limited Partner	—	—	(785,163)	—
Net increase (decrease) in Partners’ Capital	(32,421,546)	98,897,678	(30,755,852)	243,195,706
Partners’ Capital, beginning of period	298,985,101	144,298,028	297,319,407	—
Partners’ Capital, end of period	$266,563,555	$243,195,706	$266,563,555	$243,195,706

Net Asset Value per Redeemable Unit (241,522.6719 and 230,188.1293 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$1,103.68	$1,056.51	$1,103.68	$1,056.51
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$33.87	$35.18	$(14.07)	$56.51
Redemption/Subscription Value per Redeemable Unit	$1,103.68	$1,056.72	$1,103.68	$1,056.72

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	Period from February 21, 2006 (commencement of trading operations) to June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,318,897	$7,260,589	$(5,399,543)	$10,222,617
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	27,627,452	(6,831,579)	4,120,907	(64,257,051)
(Increase) decrease in commodity options owned at fair value	(367,900)	(3,126,925)	(1,368,925)	(5,477,850)
(Increase) decrease in interest receivable	196,640	(304,873)	151,431	(732,867)
Increase (decrease) on net unrealized depreciation on open futures positions	(630,975)	(213,850)	(1,183,902)	—
Increase (decrease) in options written, at fair value	(2,089,700)	4,017,225	2,796,750	4,087,750
Accrued expenses:
Increase (decrease) in brokerage commissions	(73,207)	309,357	(52,487)	764,810
Increase (decrease) in management fees	(38,903)	164,452	(27,873)	406,587
Increase (decrease) in administrative fees	(9,726)	41,113	(6,968)	101,647
Increase (decrease) in due to Special Limited Partner	—	(613,343)	—	—
Increase (decrease) in other	(11,236)	13,267	(19,806)	22,438
Net cash provided by (used in) operating activities	32,921,342	715,433	(990,416)	(54,861,919)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	140,000	89,424,000	22,469,630	230,835,000
Proceeds from additions—Special Limited Partner	—	1,937,302	—	1,937,302
Proceeds from additions—General Partner	—	1,870,000	—	1,870,000
Payments for redemptions—Limited Partners	(31,752,199)	(1,393,612)	(32,966,998)	(1,393,612)
Payments from redemptions—Special Limited Partner	—	—	(785,163)	—
Payment for offering costs	—	(19,162)	(14,012)	(20,842)
Net cash provided by (used in) financing activities	(31,612,199)	91,818,528	(11,296,543)	233,227,848
Net change in unrestricted cash	1,309,143	92,533,961	(12,286,959)	178,365,929
Unrestricted cash, at beginning of period	173,388,796	85,831,968	186,984,898	—
Unrestricted cash, at end of period	$174,697,939	$178,365,929	$174,697,939	$178,365,929

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

1.    General:

Smith Barney Warrington Fund L.P. (the ‘‘Partnership’’) is a limited partnership which was organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 350,000 units of limited partnership interest (‘‘Redeemable Units’’) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2007, all trading decisions for the Partnership are made by Warrington Management L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006, and the results of its operations and cash flows for the three and six months ended June 30, 2007 and the three months ended June 30, 2006 and the period from February 21, 2006 (commencement of trading operations) to June 30, 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-12 G filed April 30, 2007 with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2007, the three months ended June 30, 2006 and the period from February 21, 2006 (commencement of trading operations) to June 30, 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,	Period from February 21, 2006 (commencement of trading operations) to June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$30.66	$39.39	$(21.01)	$64.27
Interest income	9.96	9.50	20.65	13.28
Expenses and allocation to Special Limited Partner **	(6.75)	(13.02)	(13.71)	(20.35)
Increase (decrease) for the period	33.87	35.87	(14.07)	57.20
Net Asset Value per Redeemable Unit, beginning of period	1,069.81	1,021.33	1,117.75	1,000.00
Offering cost adjustment	—	(0.69)	—	(0.69)
Net Asset Value per Redeemable Unit, end of period	$1,103.68	$1,056.51	$1,103.68	$1,056.51
Redemption/Subscription Value per Redeemable Unit versus Net Asset Value per Redeemable unit	—	0.21	—	0.21
Redemption/Subscription Value per Redeemable Unit, end of period***	$1,103.68	$1,056.72	$1,103.68	$1,056.72
*	Includes brokerage commissions.
**	Excludes brokerage commissions.
***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription net asset value.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	Period from February 21, 2006 (commencement of trading operations) to June 30,
	2007	2006	2007	2006
Ratios to average net assets:****
Net investment loss before allocation to Special Limited Partner*****	(2.9)%	(3.6)%	(3.2)%	(2.7)%
Operating expense	6.8%	7.6%	7.2%	7.4%
Allocation to Special Limited Partner	—%	0.7%	—%	1.1%
Total expenses	6.8%	8.3%	7.2%	8.5%
Total return:
Total return before allocation to Special Limited Partner	3.2%	4.1%	(1.3)%	6.5%
Allocation to Special Limited Partner	—%	(0.6)%	—%	(0.8)%
Total return after allocation to Special Limited Partner	3.2%	3.5%	(1.3)%	5.7%
****	Annualized (except for allocation to Special Limited Partner, if applicable)
*****	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Offering and Organization Costs:

Offering and organization costs of $75,000 relating to the issuance and marketing of the Partnership’s Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the Statement of Financial Condition. These costs were reimbursed to CGM by the Partnership in 12 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

As of June 30, 2007, all of the costs have been reimbursed to CGM by the Partnership.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2007 and the period from February 21, 2006 (commencement of trading operations) to December 31, 2006, based on a monthly calculation, were $1,591,828 and $2,259,297, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2007 and December 31, 2006, were $4,102,625 and $4,346,548, respectively. Fair values for exchange traded commodity futures and options are based on quoted market

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2007
(Unaudited)

prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s assets is CGM.

The General Partner monitors and controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and option contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital decreased 10.3% from $297,319,407 to $266,563,555. This decrease was attributable to a net loss from operations of $5,399,543, coupled with the redemption of 43,832.1813 Redeemable Units of Limited Partnership Interest totaling $47,040,776 and 693.5451 Redeemable Units of Special Limited Partnership Interest totaling $785,163, which was partially offset by additional sales of 20,050.1832 Redeemable Units of Limited Partnership Interest totaling $22,469,630. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

In July 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007, and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007 the Net Asset Value per Redeemable Unit increased 3.2% from $1,069.81 to $1,103.68 as compared to an increase of 3.5% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions and changes in unrealized losses on open positions) before brokerage commissions and related fees in the second quarter of 2007 of $10,378,599. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, and were partially offset by losses in S&P Calls and S&P Puts. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2006 of $10,345,945. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P Calls and S&P Puts.

The global economy remained stable in the quarter as relatively low interest rates and high levels of liquidity in the capital markets were the backdrop to the highest corporate activities in recent history. Favorable trading conditions in equity index options during the second quarter provided gains for the Partnership. Profits earned in May and June as volatility slowly trended higher were sufficient to offset losses realized in April.

Small losses were accumulated in April as equity volatility, as measured by CBOE Volatility Index (VIX), dropped sharply. The theoretical value of an option is an increasing function of the underlying security’s volatility; therefore, losses were partially taken as the volatility risk premium dissipated. Profits were generated by the strategy to offset April losses as the VIX index slowly rebounded in the second half of the quarter due to several notable declines and price reversals in May and June, rendering profits for the Partnership.

During the six months ended June 30, 2007, the Net Asset Value per Redeemable Unit decreased 1.3% from $1,117.78 to $1,103.68 as compared to an increase of 5.7% in the period from February 21, 2006 to June 30, 2006. The Partnership experienced a net trading loss (comprised of realized losses on closed positions and change in unrealized gains on open positions) before brokerage commissions and related fees in the six months ended June 30, 2007 of $700,951. Losses were primarily attributable to the trading of commodity futures in S&P Puts, and were partially offset by gains in S&P 500 Index, and S&P Calls. The Partnership experienced a net trading gain before brokerage commissions and related fees in the period from February 21, 2006 to June 30, 2006 of $14,410,382. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P Calls and S&P Puts.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2007 increased by $717,890 and $3,234,908, respectively, as compared to the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006. The increase is due to higher average net assets during the three and six months ended June 30, 2007 as compared to the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 increased by $576,806 and $3,663,589, respectively, as compared to the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006. The increase in brokerage commissions and fees is due to higher average net assets during the three and six months ended June 30, 2007 as compared to the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 increased by $354,108 and $1,613,443, respectively, as compared to the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2007 as compared to the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2007 increased by $88,526 and $403,359, respectively, as compared to the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2007 as compared to the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no profit share allocations for the three and six months ended June 30, 2007. Trading performance for the three months ended June 30, 2006 and the period from February 21, 2006 to June 30, 2006, resulted in profit share allocations of $1,323,959 and $1,937,302, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which the Partnership trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2007 and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2007, the Partnership’s total capitalization was $266,563,555. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-12G filed April 30, 2007 with the Securities Exchange Commission for the year ended December 31, 2006.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$85,939,626	32.24%	$166,862,394	$31,340,077	$73,465,079
Total	$85,939,626	32.24%
*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 8 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-12G for the period from February 21, 2006 (commencement of trading operations) through December 31, 2006 filed on April 30, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-12G for the fiscal year ended December 31, 2006 filed on April 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2007, there were additional sales of 132.8095 Redeemable Units totaling $140,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 - April 30, 2007	6,870.8689	$1,045.63	N/A	N/A
May 1, 2007 - May 31, 2007	17,717.8597	$1,061.04	N/A	N/A
June 1, 2007 - June 30, 2007	13,497.2981	$1,103.68	N/A	N/A
	38,086.0267	$1,070.12
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-12G for the period ended December 31, 2006 filed on April 30, 2007.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY WARRINGTON FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007