Form 10-Q
period 2007-09-30
SMITH BARNEY WARRINGTON FUND L P
filed 2007-11-14
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes          No X

As of October 31, 2007, 213,149.1357 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2007 and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2007 and December 31, 2006 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006 and the period from February 21, 2006 (commencement of trading operations) through September 30, 2006 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006 and the period from February 21, 2006 (commencement of trading operations) through September 30, 2006 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15
PART II — Other Information		16 – 17

PART I

Item 1. Financial Statements

Smith Barney Warrington Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $54,823,433 and $107,442,815 in 2007 and 2006, respectively)	$244,428,858	$294,427,713
Commodity options owned, at fair value (cost $11,730,000 and $13,305,700 in 2007 and 2006, respectively)	9,239,100	12,497,375
	253,667,958	306,925,088
Interest receivable	621,197	964,260
	$254,289,155	$307,889,348
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on futures positions	$—	$1,183,902
Commodity options written, at fair value (premium $19,998,349 and $12,731,887 in 2007 and 2006, respectively)	8,579,025	6,966,925
Accrued expenses:
Brokerage commissions	767,844	936,660
Management fees	408,210	497,953
Administrative fees	102,053	124,488
Other	16,091	23,081
Due to CGM for offering costs	—	14,012
Redemptions payable	2,392,093	822,920
	12,265,316	10,569,941
Partners’ Capital:
General Partner, 1,831.1037 Unit equivalents outstanding in 2007 and 2006, respectively	2,050,616	2,046,716
Special Limited Partner, 693.5451 Redeemable Units of Limited Partnership Interest outstanding in 2006	—	775,210
Limited Partners, 214,284.3737 and 263,473.5663 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	239,973,223	294,497,481
	242,023,839	297,319,407
	$254,289,155	$307,889,348

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Options Owned
Indices	$9,239,100	3.82%

Options Written
Indices	(8,579,025)	(3.55)

Total fair value	$660,075	0.27%

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

Smith Barney Warrington Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 21, 2006 (commencement of trading operations) to September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$4,759,822	$10,906,472	$(644,693)	$24,572,604
Change in net unrealized gains on open positions	452,125	3,329,951	5,155,689	4,074,201
	5,211,947	14,236,423	4,510,996	28,646,805
Interest income	2,170,536	2,785,494	7,880,561	5,260,611
	7,382,483	17,021,917	12,391,557	33,907,416
Expenses:
Brokerage commissions including clearing fees of $228,655, $247,737, $595,345 and $440,639, respectively	3,074,532	3,221,549	9,711,640	6,195,068
Management fees	1,257,498	1,448,056	4,252,489	2,829,604
Administrative fees	314,375	362,014	1,063,122	707,402
Other	181,267	5,172	209,038	30,297
	4,827,672	5,036,791	15,236,289	9,762,371
Net income (loss) before allocation to Special Limited Partner	2,554,811	11,985,126	(2,844,732)	24,145,045
Allocation to Special Limited Partner	—	(1,840,082)	—	(3,777,384)
Net income (loss) after allocation to Special Limited Partner	2,554,811	10,145,044	(2,844,732)	20,367,661
Additions—Limited Partners	3,801,000	42,586,886	26,270,630	273,346,886
Additions—Special Limited Partner	—	1,840,082	—	3,777,384
Additions—General Partner	—	—	—	1,870,000
Redemptions—Limited Partners	(30,895,527)	(2,288,091)	(77,936,303)	(3,882,304)
Redemptions—Special Limited Partner	—	(2,305,944)	(785,163)	(2,305,944)
Net increase (decrease) in Partners’ Capital	(24,539,716)	49,977,977	(55,295,568)	293,173,683
Partners’ Capital, beginning of period	266,563,555	243,195,706	297,319,407	—
Partners’ Capital, end of period	$242,023,839	$293,173,683	$242,023,839	$293,173,683

Net Asset Value per Redeemable Unit (216,115.4774 and 267,675.9793 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$1,119.88	$1,095.26	$1,119.88	$1,095.26
Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$16.20	$38.75	$2.13 *	$95.26
Redemption/Subscription Value per Redeemable Unit	$1,119.88	$1,095.36	$1,119.88	$1,095.36
*	This amount shown per Redeemable Unit does not correspond with the net loss presented above because of the timing of the additions of the Partnership’s Redeemable Units in relation to the fluctuating values of the Partnership’s commodity interests.

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 21, 2006 (commencement of trading operations) to September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss) after allocation to Special Limited Partner	$2,554,811	$10,145,044	$(2,844,732)	$20,367,661
Adjustments to reconcile net income (loss) after allocation to Special Limited Partner to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	48,498,475	(107,038,118)	52,619,382	(171,295,169)
(Increase) decrease in net unrealized appreciation on open futures positions	—	(568,113)	—	(568,113)
(Increase) decrease in commodity options owned at fair value	4,627,200	(179,775)	3,258,275	(5,657,625)
(Increase) decrease in interest receivable	191,632	(180,570)	343,063	(913,437)
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	(1,183,902)	—
Increase (decrease) in commodity options written, at fair value	(1,184,650)	9,100	1,612,100	4,096,850
Accrued expenses:
Increase (decrease) in brokerage commissions	(116,329)	156,571	(168,816)	921,381
Increase (decrease) in management fees	(61,870)	83,246	(89,743)	489,833
Increase (decrease) in administrative fees	(15,467)	20,811	(22,435)	122,458
Increase (decrease) in other	12,816	(1,369)	(6,990)	21,069
Net cash provided by (used in) operating activities	54,506,618	(97,553,173)	53,516,202	(152,415,092)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	3,801,000	42,586,886	26,270,630	273,421,886
Proceeds from additions—Special Limited Partner	—	1,840,082	—	3,777,384
Proceeds from additions—General Partner	—	—	—	1,870,000
Payments for redemptions—Limited Partners	(43,400,132)	(2,402,825)	(76,367,130)	(3,796,437)
Payments from redemptions—Special Limited Partner	—	(2,305,944)	(785,163)	(2,305,944)
Payments for offering costs	—	(19,664)	(14,012)	(40,506)
Net cash provided by (used in) financing activities	(39,599,132)	39,698,535	(50,895,675)	272,926,383
Net change in unrestricted cash	14,907,486	(57,854,638)	2,620,527	120,511,291
Unrestricted cash, at beginning of period	174,697,939	178,365,929	186,984,898	—
Unrestricted cash, at end of period	$189,605,425	$120,511,291	$189,605,425	$120,511,291

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
September 30, 2007
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

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2007, all trading decisions for the Partnership are made by Warrington Management L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006, and the results of its operations and changes in Partners’ Capital and cash flows for the three and nine months ended September 30, 2007, for the three months ended September 30, 2006 and, for the period from February 21, 2006 (commencement of trading operations) to September 30, 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-12 G filed April 30, 2007 with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the period from February 21, 2006 (commencement of trading operations) to September 30, 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 21, 2006 (commencement of trading operations) to September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$14.48	$42.85	$(6.53)	$106.43
Interest income	9.30	10.57	29.95	23.85
Expenses and allocation to Special Limited Partner**	(7.58)	(13.98)	(21.29)	(34.33)
Increase for the period	16.20	39.44	2.13	95.95
Net Asset Value per Redeemable Unit, beginning of period	1,103.68	1,056.51	1,117.75	1,000.00
Offering cost adjustment	—	(0.69)	—	(0.69)
Net Asset Value per Redeemable Unit, end of period	$1,119.88	$1,095.26	$1,119.88	$1,095.26
Redemption/Subscription Value per Redeemable Unit versus Net Asset Value per Redeemable unit	—	0.10	—	0.10
Redemption/Subscription Value per Redeemable Unit, end of period***	$1,119.88	$1,095.36	$1,119.88	$1,095.36
*	Includes brokerage commissions.
**	Excludes brokerage commissions.
***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering and organization costs will not reduce redemption/subscription net asset value.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 21, 2006 (commencement of trading operations) to September 30,
	2007	2006	2007	2006
Ratios to average net assets:****
Net investment loss before allocation to Special Limited Partner*****	(4.3)%	(3.2)%	(3.6)%	(2.7)%
Operating expense	7.7%	7.2%	7.4%	5.9%
Allocation to Special Limited Partner	—%	0.7%	—%	1.7%
Total expenses	7.7%	7.9%	7.4%	7.6%
Total return:
Total return before allocation to Special Limited Partner	1.5%	4.3%	0.2%	10.9%
Allocation to Special Limited Partner	—	(0.6)	—	(1.4)
Total return after allocation to Special Limited Partner	1.5%	3.7%	0.2%	9.5%
****	Annualized (except for allocation to Special Limited Partner, if applicable)
*****	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.    Offering Costs:

Offering costs of $75,000 relating to the issuance and marketing of the Partnership’s Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the Statement of Financial Condition. These costs were reimbursed to CGM by the Partnership in 12 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

As of September 30, 2007, all of the costs have been reimbursed to CGM by the Partnership.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2007 and the period from February 21, 2006 (commencement of trading operations) to December 31, 2006, based on a monthly calculation, were $1,860,075 and $2,259,297, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006, were $660,075 and $4,346,548, respectively. Fair values for exchange traded commodity futures and options are based on

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
September 30, 2007
(Unaudited)

quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and option contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 18.6% from $297,319,407 to $242,023,839. This decrease was attributable to a net loss from operations of $2,844,732, coupled with the redemption of 72,696.9957 Redeemable Units of Limited Partnership Interest totaling $77,936,303 and 693.5451 Redeemable Units of Special Limited Partnership Interest totaling $785,163, which was partially offset by additional sales of 23,507.8031 Redeemable Units of Limited Partnership Interest totaling $26,270,630. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007 the Net Asset Value per Redeemable Unit increased 1.5% from $1,103.68 to $1,119.88 as compared to an increase of 3.7% in the third quarter of 2006. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and changes in net unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2007 of $5,211,947. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, and were partially offset by losses in S&P Calls and S&P Puts. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2006 of $14,236,423. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P Calls and S&P Puts.

The third quarter of 2007 proved to be one of the most eventful quarters in recent years as low trading volumes and widespread economic concerns regarding sub-prime lending resonated throughout the commodity and financial markets. Favorable trading conditions after the correction in July provided gains for the Partnership.

Despite a difficult July, the Partnership managed through the turbulent summer months and finished the quarter positive. The disturbance in the credit markets emerged in July and rippled throughout the rest of the financial markets. Losses were incurred in July as the S&P 500 experienced a sharp reversal mid-month on sub-prime mortgage concerns worried investors. For the balance of the quarter, equity prices remained within ranges expected by the Advisor and profits were generated. Long equity positions were profitable as the market rebounded mid-quarter. The equity market continued to strengthen in late September as prices rallied on the aggressive rate cut by the Federal Reserve towards the end of the quarter helped alleviate concerns on further deterioration in the credit market, rendering profits for the Partnership.

During the nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit increased 0.2% from $1,117.75 to $1,119.88 as compared to an increase of 9.5% in the period from February 21, 2006 to September 30, 2006. The Partnership experienced a net trading gain (comprised of net realized losses on closed positions and change in net unrealized gains on open positions) before brokerage commissions and related fees in the nine months ended September 30, 2007 of $4,510,996. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, and were partially offset by losses in S&P Calls and S&P Puts. The Partnership experienced a net trading gain before brokerage commissions and related fees in the period from February 21, 2006 to September 30, 2006 of $28,646,805. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P Calls and S&P Puts.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended September 30, 2007 decreased by $614,958 as compared to the three months ended September 30, 2006. The decrease is due to lower average net assets during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Interest income for the nine months ended September 30, 2007 increased by $2,619,950 as compared to the period from February 21, 2006 to September 30, 2006. The increase in interest income is primarily due to the timing of the commencement of trading operations on February 21, 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 2007 decreased by $147,017 as compared to the three months ended September 30, 2006. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Brokerage commissions and fees for the nine months ended September 30, 2007 increased by $3,516,572 as compared to the period from February 21, 2006 to September 30, 2006. The increase in brokerage commissions and fees is primarily due to the timing of the commencement of trading operations on February 21, 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three months ended September 30, 2007 decreased by $190,558 as compared to the three months ended September 30, 2006. The decrease in management fees is due to lower average net assets during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Management fees for the nine months ended September 30, 2007 increased by $1,422,885 as compared to the period from February 21, 2006 to September 30, 2006. The increase in management fees is primarily due to the timing of the commencement of trading operations on February 21, 2006.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended September 30, 2007 decreased by $47,639 as compared to the three months ended September 30, 2006. The decrease in administrative fees is due to lower average net assets during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Administrative fees for the nine months ended September 30, 2007 increased by $355,720 as compared to the period from February 21, 2006 to September 30, 2006. The increase in administrative fees is primarily due to the timing of the commencement of trading operations on February 21, 2006.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no profit share allocations for the three and nine months ended September 30, 2007. Trading performance for the three months ended September 30, 2006 and the period from February 21, 2006 to September 30, 2006, resulted in profit share allocations of $1,840,082 and $3,777,384, respectively.

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

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which the Partnership trades.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2007 and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2007, the Partnership’s total capitalization was $242,023,839. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report included in Form 10A-12G filed April 30, 2007 with the Securities Exchange Commission for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$44,386,806	18.34%	$150,177,628	$4,279,380	$39,941,676
Total	$44,386,806	18.34%
*	Average of month-end Values at Risk

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 8 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-12G for the period from February 21, 2006 (commencement of trading operations) through December 31, 2006 filed on April 30, 2007 and for the Form 10-Q for the quarter ended June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-12G for the fiscal year ended December 31, 2006 filed on April 30, 2007 and for the Form 10-Q for the quarter ended June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2007, there were additional sales of 3,457.6199 Redeemable Units totaling $3,801,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	9,688.8236	$1,035.66	N/A	N/A
August 1, 2007 - August 31, 2007	17,039.9648	$1,083.87	N/A	N/A
September 1, 2007 - September 30, 2007	2,136.0260	$1,119.88	N/A	N/A
	28,864.8144	$1,079.80
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

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

SMITH BARNEY WARRINGTON FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007