Form 10-Q
period 2008-03-31
SMITH BARNEY WARRINGTON FUND L P
filed 2008-05-15
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘accelerated filer,’’ ‘‘large accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated X     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

As of April 30, 2008, 243,770.2147 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page Number
PART I — Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2008 (unaudited) and December 31, 2007	3
	Schedules of Investments at March 31, 2008 (unaudited) and December 31, 2007	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2008 and 2007 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4T.	Controls and Procedures	16
PART II — Other Information		17 – 18

PART I

Item 1. Financial Statements

Smith Barney Warrington Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Equity in commodity futures trading account:
Cash (restricted $20,461,275 and $376,750 in 2008 and 2007, respectively)	$305,114,733	$284,325,297
Net unrealized appreciation on open futures contracts	116,450	—
Commodity options owned, at fair value (cost $7,336,350 and $0 in 2008 and 2007, respectively)	6,278,025	—
	311,509,208	284,325,297
Interest receivable	274,161	558,569
Total assets	$311,783,369	$284,883,866
Liabilities and Partners’ Capital:
Liabilities:
Commodity options written, at fair value (premium $9,054,500 and $825,425 in 2008 and 2007, respectively)	$3,835,400	$37,675
Accrued expenses:
Brokerage commissions	962,337	890,144
Management fees	511,391	473,067
Administrative fees	127,848	118,267
Other	151,040	115,828
Redemptions payable	12,058,329	3,021,944
Total liabilities	17,646,345	4,656,925
Partners’ Capital:
General Partner, 200.1037 and 1,831.1037 Unit Equivalents outstanding in 2008 and 2007, respectively	242,113	2,287,891
Special Limited Partner, 2,400.000 and 4,127.7584 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	2,903,856	5,157,469
Limited Partners, 240,500.1939 and 218,318.9916 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	290,991,055	272,781,581
Total partners' capital	294,137,024	280,226,941
Total liabilities and partners' capital	$311,783,369	$284,883,866

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	$116,450	0.04%

Options Owned
Indices	6,278,025	2.13

Options Written
Indices	(3,835,400)	(1.30)

Total fair value	$2,559,075	0.87%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Schedule of Investments
December 31, 2007

	Fair Value	% of Partners’ Capital
Options Written
Indices	$(37,675)	(0.01)%

Total fair value	$(37,675)	(0.01)%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Net realized losses on closed positions	$(8,820,009)	$(28,800,452)
Change in net unrealized gains on open positions	3,489,475	17,720,902
Loss from trading	(5,330,534)	(11,079,550)
Interest income	1,227,728	3,026,248
Total loss	(4,102,806)	(8,053,302)
Expenses:
Brokerage commissions including clearing fees of $51,995 and $221,617, respectively	2,962,761	3,708,161
Management fees	1,471,605	1,553,446
Administrative fees	367,902	388,361
Other	79,669	15,170
Total expenses	4,881,937	5,665,138
Net loss	(8,984,743)	(13,718,440)
Additions—Limited Partners	40,999,838	22,329,630
Redemptions—Limited Partners	(14,073,798)	(6,160,333)
Redemptions—Special Limited Partner	(2,057,802)	(785,163)
Redemptions—General Partner	(1,973,412)	—
Net increase in Partners’ Capital	13,910,083	1,665,694
Partners’ Capital, beginning of period	280,226,941	297,319,407
Partners’ Capital, end of period	$294,137,024	$298,985,101

Net Asset Value per Unit (243,100.2976 and 279,475.8888 Units outstanding at March 31, 2008 and 2007, respectively)	$1,209.94	$1,069.81
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit Equivalent	$(39.52)	$(47.94)

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,984,743)	$(13,718,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(20,084,525)	(23,506,545)
(Increase) decrease in net unrealized appreciation on open futures contracts	(116,450)	—
(Increase) decrease in commodity options owned at fair value	(6,278,025)	(1,001,025)
(Increase) decrease in interest receivable	284,408	(45,209)
Increase (decrease) in net unrealized depreciation on open futures contracts	—	(552,927)
Increase (decrease) in commodity options written, at fair value	3,797,725	4,886,450
Accrued expenses:
Increase (decrease) in brokerage commissions	72,193	20,720
Increase (decrease) in management fees	38,324	11,030
Increase (decrease) in administrative fees	9,581	2,758
Increase (decrease) in other	35,212	(8,570)
Net cash provided by (used in) operating activities	(31,226,300)	(33,911,758)
Cash flows from financing activities:
Proceeds from additions—Limited Partners	40,999,838	22,329,630
Payments for redemptions—Limited Partners	(7,736,789)	(1,214,799)
Payments from redemptions—Special Limited Partner	(1,331,838)	(785,163)
Payments for redemptions—General Partner	—	—
Payments for offering costs	—	(14,012)
Net cash provided by (used in) financing activities	31,931,211	20,315,656
Net change in unrestricted cash	704,911	(13,596,102)
Unrestricted cash, at beginning of period	283,948,547	186,984,898
Unrestricted cash, at end of period	$284,653,458	$173,388,796
Non-cash financing activities:
Change in redemptions payable	$9,036,385	$—

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
March 31, 2008
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2008, all trading decisions for the Partnership are made by Warrington Management L.P. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007, and the results of its operations and changes in partners’ capital and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized losses*	$(36.74)	$(51.67)
Interest income	5.03	10.69
Expenses and allocation to Special Limited Partner**	(7.81)	(6.96)
Decrease for the period	(39.52)	(47.94)
Net Asset Value per Redeemable Unit, beginning of period	1,249.46	1,117.75
Net Asset Value per Redeemable Unit, end of period	$1,209.94	$1,069.81
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights (continued):

Ratios to average net assets:****
Net investment loss before allocation to Special Limited Partner*****	(5.2)%	(3.5)%
Operating expense	6.9%	7.5%
Allocation to Special Limited Partner	—%	—%
Total expenses	6.9%	7.5%
Total return:
Total return before allocation to Special Limited Partner	(3.2)%	(4.3)%
Allocation to Special Limited Partner	—%	—%
Total return after allocation to Special Limited Partner	(3.2)%	(4.3)%
****	Annualized (except for allocation to Special Limited Partner, if applicable)
*****	Interest income less total expenses

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2008 and the year ended December 31, 2007, based on a monthly calculation, were $464,029 and $2,373,193, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2008 and December 31, 2007, were $2,559,075 and $37,675, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Fair Value Measurements:

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Futures	$116,450	$116,450	$—	$—
Options owned	6,278,025	6,278,025	—	—
Total assets	6,394,475	6,394,475	—	—

Liabilities
Options written	$3,835,400	$3,835,400	$—	$—
Total liabilites	3,835,400	3,835,400	—	—
Total fair value	$2,559,075	$2,559,075	$—	$—

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

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
March 31, 2008
(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and option contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2008.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partnership capital increased 5.0% from $280,226,941 to $294,137,024. This increase was attributable to the sales of 33,903.3824 Redeemable Units of Limited Partnership Interest totaling $40,999,838, which was partially offset by a net loss from operations of $8,984,743, coupled with the redemption of 11,722.1801 Redeemable Units of Limited Partnership Interest totaling $14,073,798, 1,727.7584 Redeemable Units of Special Limited Partnership Interest totaling $2,057,802, and 1,631.0000 Units of General Partnership Interest totaling $1,973,412. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments.    All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Futures	$116,450	$116,450	$—	$—
Options owned	6,278,025	6,278,025	—	—
Total assets	6,394,475	6,394,475	—	—

Liabilities
Options written	$3,835,400	$3,835,400	$—	$—
Total liabilites	3,835,400	3,835,400	—	—
Total fair value	$2,559,075	$2,559,075	$—	$—

Options.    The Partnership may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008 the Net Asset Value per Redeemable Unit decreased 3.2% from $1,249.46 to $1,209.94 as compared to a decrease of 4.3% in the first quarter of 2007. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and changes in net unrealized gains (losses) on open positions) before brokerage commissions and related fees in the first quarter of 2008 of $5,330,534. Losses were primarily attributable to the trading of commodity futures in S&P Calls and S&P Puts, and were partially offset by gains in S&P 500 Index. The

Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2007 of $11,079,550. Losses were primarily attributable to the trading of commodity futures in S&P Puts and were partially offset by gains in S&P 500 Index and S&P Calls.

The first quarter of 2008 was a difficult one for the equity market. Stocks tumbled during the first quarter, reflecting growing evidence that a US recession was either imminent or already in progress. However, equity prices finally stabilized after a surprised 75 basis point inter-meeting interest rate cut by the Federal Reserve in January, followed by a second 50 basis point cut a week later. The US dollar continued to weaken throughout much of the first quarter as interest rate differential widened, providing a lift for commodity prices.

The Partnership was profitable for February and March, but gains failed to outpace losses accumulated in January. Sharp equity price movements in January combined with unanticipated move by the Federal Reserve to tackle the downside risks to the economy by lowering overnight rate and the discount rate natively impacted the portfolio. Profits were generated by ratio put spreads as the market trended lower. In the midst of increased volatility in late March, the strategy also profited in call spreads as equity market rebounded.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2008 decreased by $1,798,520 as compared to the corresponding period in 2007. The decrease is due to lower average net assets as well as lower U.S. Treasury bill rates for the Partnership during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2008 decreased by $745,400 as compared to the corresponding period in 2007. The decrease in brokerage commissions and fees is due to lower average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three months ended March 31, 2008 decreased by $81,841 as compared to the corresponding period in 2007. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2008 decreased by $20,459 as compared to the corresponding period in 2007. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no profit share allocations for the three months ended March 31, 2008 and 2007.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2008 and the highest, lowest and average values during the three months ended March 31, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2008, the Partnership’s total capital was $294,137,024. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2007.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$18,323,120	6.23%	$65,397,970	$5,001,870	$19,534,097
Total	$18,323,120	6.23%
*	Average of month-end Values at Risk

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2008, there were additional sales of 33,903.3824 Redeemable Units totaling $40,999,838. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units) Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	3,304.0285	$1,180.96	N/A	N/A
February 1, 2008 – February 29, 2008	683.0963	$1,190.05	N/A	N/A
March 1, 2008 – March 31, 2008	7,735.0553	$1,209.94	N/A	N/A
	11,722.1801	$1,200.61
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the year ended December 31, 2007.

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

SMITH BARNEY WARRINGTON FUND L.P.
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008