Form 10-Q
period 2008-06-30
SMITH BARNEY WARRINGTON FUND L P
filed 2008-08-14
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2008
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of July 31, 2008 248,061.2643 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at June 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	6

	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II — Other Information		17 – 19

PART I

Item 1. Financial Statements

Smith Barney Warrington Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (restricted $2,319,182 and $376,750 in 2008 and 2007, respectively)	$328,084,681	$284,325,297
Interest receivable	378,291	558,569

Total assets	$328,462,972	$284,883,866

Liabilities and Partners’ Capital:
Liabilities:
Commodity options written, at fair value (premium $124,238 and $825,425 in 2008 and 2007, respectively)	$36,013	$37,675
Accrued expenses:
Brokerage commissions	1,026,334	890,144
Management fees	545,392	473,067
Administrative fees	136,348	118,267
Other	165,165	115,828
Redemptions payable	6,296,367	3,021,944

Total liabilities	8,205,619	4,656,925

Partners’ Capital:
General Partner, 200.1037 and 1,831.1037 Unit equivalents outstanding in 2008 and 2007, respectively	258,552	2,287,891
Special Limited Partner, 4,240.4704 and 4,127.7584 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	5,479,069	5,157,469
Limited Partners, 243,419.3819 and 218,318.9916 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	314,519,732	272,781,581

Total partners’ capital	320,257,353	280,226,941

Total liabilities and partners’ capital	$328,462,972	$284,883,866

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Options Written
Indices	$(36,013)	(0.01)%

Total fair value	$(36,013)	(0.01)%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Options Written Indices	$(37,675)	(0.01)%

Total fair value	$(37,675)	(0.01)%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$31,443,369	$23,395,937	$22,623,360	$(5,404,516)
Change in net unrealized gains (losses) on open positions	(4,189,000)	(13,017,338)	(699,525)	4,703,565

Gain (loss) from trading, net	27,254,369	10,378,599	21,923,835	(700,951)
Interest income	892,367	2,683,777	2,120,095	5,710,025

Total income (loss)	28,146,736	13,062,376	24,043,930	5,009,074

Expenses:
Brokerage commissions including clearing fees of $74,045, $145,073, $126,040 and $366,690, respectively	3,283,155	2,928,947	6,245,916	6,637,108
Management fees	1,585,215	1,441,545	3,056,820	2,994,991
Administrative fees	396,304	360,386	764,206	748,747
Other	85,695	12,601	165,364	27,771

Total expenses	5,350,369	4,743,479	10,232,306	10,408,617

Net income (loss) before allocation to Special Limited Partner	22,796,367	8,318,897	13,811,624	(5,399,543)
Allocation to Special Limited Partner	(2,378,053)	—	(2,378,053)	—

Net income (loss) after allocation to Special Limited Partner	20,418,314	8,318,897	11,433,571	(5,399,543)
Additions—Limited Partners	17,042,000	140,000	58,041,838	22,469,630
Additions—Special Limited Partner	2,378,053	—	2,378,053	—
Redemptions—General Partner	—	—	(1,973,412)	—
Redemptions—Limited Partners	(13,718,038)	(40,880,443)	(27,791,836)	(47,040,776)
Redemptions—Special Limited Partner	—	—	(2,057,802)	(785,163)

Net increase (decrease) in Partners’ Capital	26,120,329	(32,421,546)	40,030,412	(30,755,852)
Partners’ Capital, beginning of period	294,137,024	298,985,101	280,226,941	297,319,407

Partners’ Capital, end of period	$320,257,353	$266,563,555	$320,257,353	$266,563,555

Net Asset Value per Unit (247,859.9560 and 241,522.6719 Units outstanding at June 30, 2008 and 2007, respectively)	$1,292.09	$1,103.68	$1,292.09	$1,103.68

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit Equivalent	$82.15	$33.87	$42.63	$(14.07)

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss) after allocation to Special Limited Partner	$20,418,314	$8,318,897	$11,433,571	$(5,399,543)
Adjustments to reconcile net income (loss) after allocation to Special Limited Partner to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	18,142,093	27,627,452	(1,942,432)	4,120,907
(Increase) decrease in net unrealized appreciation on open futures contracts	116,450	—	—	—
(Increase) decrease in commodity options owned, at fair value	6,278,025	(367,900)	—	(1,368,925)
(Increase) decrease in interest receivable	(104,130)	196,640	180,278	151,431
Increase (decrease) in net unrealized depreciation on open futures contracts	—	(630,975)	—	(1,183,902)
Increase (decrease) in commodity options written, at fair value	(3,799,387)	(2,089,700)	(1,662)	2,796,750
Accrued expenses:
Increase (decrease) in brokerage commissions	63,997	(73,207)	136,190	(52,487)
Increase (decrease) in management fees	34,001	(38,903)	72,325	(27,873)
Increase (decrease) in administrative fees	8,500	(9,726)	18,081	(6,968)
Increase (decrease) in other	14,125	(11,236)	49,337	(19,806)

Net cash provided by (used in) operating activities	41,171,988	32,921,342	9,945,688	(990,416)

Cash flows from financing activities:
Proceeds from additions—Limited Partners	17,042,000	140,000	58,041,838	22,469,630
Proceeds from additions—Special Limited Partner	2,378,053	—	2,378,053	—
Payments for redemptions—General Partner	—	—	(1,973,412)	—
Payments for redemptions—Limited Partners	(19,480,000)	(31,752,199)	(24,517,413)	(32,966,998)
Payments for redemptions—Special Limited Partner	—	—	(2,057,802)	(785,163)
Payments for offering costs	—	—	—	(14,012)

Net cash provided by (used in) financing activities	(59,947)	(31,612,199)	31,871,264	(11,296,543)

Net change in unrestricted cash	41,112,041	1,309,143	41,816,952	(12,286,959)
Unrestricted cash, at beginning of period	284,653,458	173,388,796	283,948,547	186,984,898

Unrestricted cash, at end of period	$325,765,499	$174,697,939	$325,765,499	$174,697,939

Non-cash financing activities:
Change in redemptions payable	$(5,761,962)	$—	$3,274,423	$—

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Smith Barney Warrington Fund L.P. (the “Partnership”) is a limited partnership which was organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 350,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2008, all trading decisions for the Partnership are made by Warrington Management L.P. (the “Advisor”). In addition, the Advisor is a Special Limited Partner of the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007, and the results of its operations and changes in partners’ capital and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$96.42	$30.66	$59.68	$(21.01)
Interest income	3.58	9.96	8.61	20.65
Expenses and allocation to Special Limited Partner**	(17.85)	(6.75)	(25.66)	(13.71)

Increase (decrease) for the period	82.15	33.87	42.63	(14.07)
Net Asset Value per Redeemable Unit, beginning of period	1,209.94	1,069.81	1,249.46	1,117.75

Net Asset Value per Redeemable Unit, end of period	$1,292.09	$1,103.68	$1,292.09	$1,103.68

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights (continued):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(5.8)%	(2.9)%	(5.5)%	(3.2)%

Operating expense	7.0%	6.8%	7.0%	7.2%
Allocation to Special Limited Partner	0.8%	—%	0.8%	—%

Total expenses	7.8%	6.8%	7.8%	7.2%

Total return:
Total return before allocation to Special Limited Partner	7.6%	3.2%	4.2%	(1.3)%
Allocation to Special Limited Partner	(0.8)%	—%	(0.8)%	—%

Total return after allocation to Special Limited Partner	6.8%	3.2%	3.4%	(1.3)%

***  Annualized (except for allocation to Special Limited Partner, if applicable)

**** Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2008 and the year ended December 31, 2007, based on a monthly calculation, were $1,214,316 and $2,373,193, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2008 and December 31, 2007, were $(36,013) and $37,675, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

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

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Liabilities
Options written	$36,013	$36,013	$—	$—

Total liabilities	36,013	36,013	—	—

Total fair value	$36,013	$36,013	$—	$—

5.	Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

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

The Advisor will concentrate the Partnership’s trading in stock index futures and options markets. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and option contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership capital increased 14.3% from $280,226,941 to $320,257,353. This increase was primarily attributable to net income from operations of $11,433,571, coupled with additional sales of 47,675.6313 Redeemable Units of Limited Partnership Interest totaling $58,041,838 and 1,840.4704 Redeemable Units of Special Limited Partnership Interest totaling $2,378,053, which was partially offset by the redemption of 22,575.2410 Redeemable Units of Limited Partnership Interest totaling $27,791,836, 1,727.7584 Redeemable Units of Special Limited Partnership Interest totaling $2,057,802 and 1,631.0000 General Partner Unit equivalents $1,973,412. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Liabilities
Options written	$36,013	$36,013	$—	$—

Total liabilities	36,013	36,013	—	—

Total fair value	$36,013	$36,013	$—	$—

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2006.

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

Results of Operations

During the Partnership’s second quarter of 2008, the Net Asset Value per Redeemable Unit increased 6.8% from $1,209.94 to $1,292.09 as compared to an increase of 3.2% in the same period of 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions and change in net unrealized gains on open positions) before brokerage commissions and related fees in the second quarter of 2008 of $27,254,369. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P Calls and S&P Puts. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2007 of $10,378,599. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index and were partially offset by losses in S&P Calls and S&P Puts.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. While the equity market remained range bound for most of the quarter, the seesaw price action fit well within the Partnership’s strategy. While the S&P 500 Index had dropped over 14% in the first half of the year, the Partnership was able to finish the first two quarters in positive territory. Short term price rallies and slow downside corrections in the equity index were an ideal environment for the

Partnership’s investment strategy. Gains were earned in near term ratio put spreads after temporary rallies in the index and long out-of-the money straddle positions during index consolidation to benefit from price breakouts.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 3.4% from $1,249.46 to $1,292.09 as compared to an decrease of 1.3% in the same period of 2007. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions and change in net unrealized gains on open positions) before brokerage commissions and related fees in the second quarter of 2008 of $21,923,835. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P Calls and S&P Puts. The Partnership experienced a net trading loss before brokerage commissions and related fees in the six months ended June 30, 2007 of $700,951. Losses were primarily attributable to the trading of commodity futures in S&P Puts and were partially offset by gains in S&P 500 Index and S&P Calls.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2008 decreased by $1,791,410 and $3,589,930, respectively as compared to the corresponding periods in 2007. The decrease is due to lower average net assets as well as lower U.S. Treasury bill rates for the Partnership during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended June 30, 2008 increased by $354,208 as compared to the corresponding periods in 2007. The increase in brokerage commissions and fees is due to higher average net assets during the three months ended June 30, 2008 as compared to the corresponding period in 2007. Commissions and fees for the six months ended June 30, 2008 decreased by $391,192 as compared to the corresponding periods in 2007. The decrease in brokerage commissions and fees is due to lower floor brokerage, exchange, clearing, give up, user and NFA fees which are payable on a per transaction basis during the six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three and six months ended June 30, 2008 increased by $143,670 and $61,829, respectively as compared to the corresponding periods in 2007. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2008 increased by $35,918 and $15,459, respectively as compared to the corresponding periods in 2007. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocations for the three and six months ended June 30, 2008 were $2,378,053. There were no profit share allocations earned for the three and six months ended June 30, 2007.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2008 and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2008, the Partnership’s total capital was $320,257,353. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Indices	$1,826,535	0.57%	$147,541,053	$1,826,535	$26,491,362

Total	$1,826,535	0.57%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008, there were additional sales of 13,772.2489 Redeemable Units totaling $17,042,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	4,941.0112	$1,234.66	N/A	N/A
May 1, 2008 – May 31, 2008	1,039.0404	$1,271.56	N/A	N/A
June 1, 2008 – June 30, 2008	4,873.0093	$1,292.09	N/A	N/A
	10,853.0609	$1,263.98

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY WARRINGTON FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2008