Form 10-Q
period 2008-09-30
SMITH BARNEY WARRINGTON FUND L P
filed 2008-11-14
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2008
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-52603

SMITH BARNEY WARRINGTON FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-3845577

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
55 East 59th Street – 10th Floor
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

Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2008, 243,929.4913 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T.	Controls and Procedures	15

PART II — Other Information		16 – 20

PART I

Item 1. Financial Statements

Smith Barney Warrington Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash	$245,601,406	$283,948,547
Cash margin	34,696,790	376,750
Commodity options owned, at fair value (cost $34,874,491 and $0 in 2008 and 2007, respectively)	37,510,600	—
Interest receivable	222,106	558,569

Total assets	$318,030,902	$284,883,866

Liabilities and Partners’ Capital:
Liabilities:
Commodity options written, at fair value (premium $23,899,125 and $825,425 in 2008 and 2007, respectively)	$34,180,300	$37,675
Accrued expenses:
Brokerage commissions	887,033	890,144
Management fees	471,400	473,067
Administrative fees	117,850	118,267
Other	123,744	115,828
Redemptions payable	4,360,312	3,021,944

Total liabilities	40,140,639	4,656,925

Partners’ Capital:
General Partner, 200.1037 and 1,831.1037 Unit equivalents outstanding in 2008 and 2007, respectively	220,534	2,287,891
Special Limited Partner, 0 and 4,127.7584 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	—	5,157,469
Limited Partners, 251,946.2313 and 218,318.9916 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	277,669,729	272,781,581

Total partners’ capital	277,890,263	280,226,941

Total liabilities and partners’ capital	$318,030,902	$284,883,866

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Options Owned
Indices	$37,510,600	13.50%

Options Written
Indices	(34,180,300)	(12.30)

Total fair value	$3,330,300	1.20%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Options Written Indices	$(37,675)	(0.01)%

Total fair value	$(37,675)	(0.01)%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(36,629,779)	$4,759,822	$(14,006,419)	$(644,693)
Change in net unrealized gains (losses) on open positions	(7,733,291)	452,125	(8,432,816)	5,155,689

Gain (loss) from trading, net	(44,363,070)	5,211,947	(22,439,235)	4,510,996
Interest income	958,317	2,170,536	3,078,412	7,880,561

Total income (loss)	(43,404,753)	7,382,483	(19,360,823)	12,391,557

Expenses:
Brokerage commissions, including clearing fees of $95,367, $228,655, $221,407 and $595,345, respectively	3,203,053	3,074,532	9,448,969	9,711,640
Management fees	1,560,131	1,257,498	4,616,951	4,252,489
Administrative fees	390,033	314,375	1,154,239	1,063,122
Other	85,903	181,267	251,267	209,038

Total expenses	5,239,120	4,827,672	15,471,426	15,236,289

Net income (loss) before allocation to Special Limited Partner	(48,643,873)	2,554,811	(34,832,249)	(2,844,723)
Allocation to Special Limited Partner	—	—	(2,378,053)	—

Net income (loss) after allocation to Special Limited Partner	(48,643,873)	2,554,811	(37,210,302)	(2,844,732)
Additions—Limited Partners	18,290,000	3,801,000	81,761,635	26,270,630
Additions—Special Limited Partner	—	—	2,378,053	—
Redemptions—General Partner	—	—	(1,973,412)	—
Redemptions—Limited Partners	(6,583,420)	(30,895,527)	(39,805,053)	(77,936,303)
Redemptions—Special Limited Partner	(5,429,797)	—	(7,487,599)	(785,163)

Net increase (decrease) in Partners’ Capital	(42,367,090)	(24,539,716)	(2,336,678)	(55,295,568)
Partners’ Capital, beginning of period	320,257,353	266,563,555	280,226,941	297,319,407

Partners’ Capital, end of period	$277,890,263	$242,023,839	$277,890,263	$242,023,839

Net Asset Value per Unit (252,146.3350 and 216,115.4774 Units outstanding at September 30, 2008 and 2007, respectively)	$1,102.10	$1,119.88	$1,102.10	$1,119.88

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit Equivalent	$(189.99)	$16.20	$(147.36)	$2.13 *

* This amount shown per Redeemable Unit does not correspond with the loss presented above because of the timing of the additions of the Partnership’s Redeemable Units in relation to the fluctuating values of the Partnership’s commodity interests.

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

1.	General:

Smith Barney Warrington Fund L.P. (the “Partnership”) is a limited partnership which was organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 400,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2008, all trading decisions for the Partnership are made by Warrington Management L.P. (the “Advisor”). In addition, the Advisor is a Special Limited Partner of the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

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

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$(185.74)	$14.48	$(126.07)	$(6.53)
Interest income	3.78	9.30	12.39	29.95
Expenses and allocation to Special Limited Partner**	(8.03)	(7.58)	(33.68)	(21.29)

Increase (decrease) for the period	(189.99)	16.20	(147.36)	2.13
Net Asset Value per Redeemable Unit, beginning of period	1,292.09	1,103.68	1,249.46	1,117.75

Net Asset Value per Redeemable Unit, end of period	$1,102.10	$1,119.88	$1,102.10	$1,119.88

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights (continued):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(5.5)%	(4.3)%	(5.5)%	(3.6)%

Operating expense	6.7%	7.7%	6.9%	7.4%
Allocation to Special Limited Partner	—%	—%	0.8%	—%

Total expenses	6.7%	7.7%	7.7%	7.4%

Total return:
Total return before allocation to Special Limited Partner	(14.7)%	1.5%	(11.0)%	0.2%
Allocation to Special Limited Partner	—%	—%	(0.8)%	—%

Total return after allocation to Special Limited Partner	(14.7)%	1.5%	(11.8)%	0.2%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2008 and the year ended December 31, 2007, based on a monthly calculation, were $932,453 and $2,373,193, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2008 and December 31, 2007, were $3,330,300 and $(37,675), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2008
(Unaudited)

measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of September 30, 2008, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options owned	$37,510,600	$37,510,600	$—	$—

Total Assets	$37,510,600	$37,510,600	$—	$—

Liabilities
Options written	$34,180,300	$34,180,300	$—	$—

Total liabilities	34,180,300	34,180,300	—	—

Total fair value	$3,330,300	$3,330,300	$—	$—

5.	Financial Instrument Risks:

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
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and option contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership capital decreased approximately 0.8% from $280,226,941 to $277,890,263. This decrease was attributable to a net loss from operations of $37,210,302, coupled with the redemption of 28,222.8654 Redeemable Units of Limited Partnership Interest totaling $39,805,053 and 5,968.2288 Redeemable Units of Special Limited Partnership Interest totaling $7,487,599, and 1,631.0000 General Partner Unit equivalents totaling $1,973,412, which was partially offset by additional sales of 66,090.5755 Redeemable Units of Limited Partnership Interest totaling $81,761,635 and 1,840.4704 Redeemable Units of Special Limited Partnership Interest totaling $2,378,053. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2006.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008, the Net Asset Value per Redeemable Unit decreased approximately 14.7% from $1,292.09 to $1,102.10 as compared to an increase of 1.5% in the same period of 2007. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2008 of $44,363,070. Losses were primarily attributable to the trading of commodity futures in S&P 500 Index and S&P Puts and were partially offset by gains in S&P Calls. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2007 of $5,211,947. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index and were partially offset by losses in S&P Calls and S&P Puts.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial markets. During the quarter, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government’s policy response. Amid these events, the Partnership suffered losses for the quarter from trading in the S&P 500 Index.

The Partnership’s strategy realized small profits in July and August as the equity index traded within a range with relatively low volatility. However, the final month in the quarter has proven to be the most difficult month in the Partnership’s history, roughly equivalent to the Partnership’s previous worst drawdown in 2001. During September, the average daily range in the market, both up and down, was 3.67% per day. This number is not artificially inflated by a single volatile day, but of the 21 trading days in the month, one third of them experienced daily ranges exceeding 4.3%, and no day had a range lower than 1.2%. To put that into perspective, since the credit crisis began in July 2007, the S&P 500 has averaged a 1.71% daily range. The market has not seen this kind of volatility in years, with July 2002 being the last month with an average daily range on par with September. While the Partnership is down for the year, it continues to outperform its underlying security, the S&P 500, and other equity market strategies.

During the Partnership’s nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit decreased approximately 11.8% from $1,249.46 to $1,102.10 as compared to an increase of 0.2% in the same period of 2007. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2008 of $22,439,235. Losses were primarily attributable to the trading of commodity futures in S&P 500 Index and S&P Puts and were partially offset by gains in S&P Calls. The partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2007 of $4,510,996. Gains were primarily attributable to the trading of commodity futures in S&P Index, and were partially offset by losses in S&P Calls and S&P Puts.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2008 decreased by $1,212,219 and $4,802,149, respectively as compared to the corresponding periods in 2007. The decrease is due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 2008 increased by $128,521 as compared to the corresponding periods in 2007. The increase in brokerage commissions and fees is due to higher average net assets during the three months ended September 30, 2008, as compared to the corresponding period in 2007. Commissions and fees for the nine months ended September 30, 2008 decreased by $262,671, as compared to the corresponding periods in 2007. The decrease in brokerage commissions and fees is due to lower floor brokerage, exchange, clearing, give up, user and NFA fees which are payable on a per transaction basis during the nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three and nine months ended September 30, 2008 increased by $302,633 and $364,462, respectively, as compared to the corresponding periods in 2007. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2008 increased by $75,658 and $91,117, respectively, as compared to the corresponding periods in 2007. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. The profit share allocations for the three and nine months ended September 30, 2008 were $0 and $2,378,053, respectively. There were no profit share allocations earned for the three and nine months ended September 30, 2007.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2008 and the highest, lowest and average values during the three months ended September 30, 2008. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2008, the Partnership’s total capital was $277,890,263. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2007.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Indices	$30,421,672	10.95%	$113,370,192	$1,464,006	$23,444,221

Total	$30,421,672	10.95%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
     On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.

Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2008, there were additional sales of 14,174.4738 Redeemable Units totaling $18,290,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	3,867.6405	$1,291.64	N/A	N/A
August 1, 2008 – August 31, 2008	2,064.0873	$1,287.40	N/A	N/A
September 1, 2008 – September 30, 2008	3,956.3670	$1,102.10	N/A	N/A
	9,888.0948	$1,214.92

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the year ended December 31, 2007 and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

SMITH BARNEY WARRINGTON FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	November 14, 2008