Form 10-Q
period 2009-06-30
SMITH BARNEY WARRINGTON FUND LP
filed 2009-08-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Yes    No X

As of July 31, 2009, 209,139.4269 Limited Partnership Redeemable Units were outstanding.

SMITH BARNEY WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4T.	Controls and Procedures	16

PART II — Other Information		17 – 20
Exhibits
EX-10 JOINDER AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32.1 CERTIFICATION
EX-32.2 CERTIFICATION

PART I

Item 1. Financial Statements

Smith Barney Warrington Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$205,419,322	$242,537,669
Cash margin	30,633,068	14,626
Options owned, at fair value (cost $2,197,190 and $0 at June 30, 2009 and December 31, 2008, respectively)	1,569,750	—

	237,622,140	242,552,295
Interest receivable	15,277	3,617

Total assets	$237,637,417	$242,555,912

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium $3,130,875 and $2,813 at June 30, 2009 and December 31, 2008, respectively)	$1,279,950	$563
Accrued expenses:
Brokerage commissions	738,617	757,985
Management fees	392,504	402,763
Administrative fees	98,126	100,691
Other	116,327	139,716
Redemptions payable	8,315,976	15,000,464

Total liabilities	10,941,500	16,402,182

Partners’ Capital:
General Partner, 200.1037 Unit equivalents outstanding at June 30, 2009 and December 31, 2008, respectively	220,254	199,225
Limited Partners, 205,756.8407 and 226,950.1800 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	226,475,663	225,954,505

Total partners’ capital	226,695,917	226,153,730

Total liabilities and partners’ capital	$237,637,417	$242,555,912

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Owned
Indices	966	$1,569,750	0.69%

Options Written
Indices	6,762	(1,279,950)	(0.56)

Total fair value		$289,800	0.13%

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Written
Indices	45	$(563)	(0.00	)%*

Total fair value		$(563)	(0.00	)%*

*	Due to rounding

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$13,886,492	$31,443,369	$29,501,379	$22,623,360
Change in net unrealized gains (losses) on open contracts	892,485	(4,189,000)	1,221,235	(699,525)

Gain (loss) from trading, net	14,778,977	27,254,369	30,722,614	21,923,835
Interest income	46,497	892,367	95,714	2,120,095

Total income (loss)	14,825,474	28,146,736	30,818,328	24,043,930

Expenses:
Brokerage commissions including clearing fees	2,538,139	3,283,155	4,849,266	6,245,916
Management fees	1,157,348	1,585,215	2,304,282	3,056,820
Administrative fees	289,337	396,304	576,071	764,206
Other	64,407	85,695	150,032	165,364

Total expenses	4,049,231	5,350,369	7,879,651	10,232,306

Net income (loss) before allocation to Special Limited Partner	10,776,243	22,796,367	22,938,677	13,811,624
Allocation to Special Limited Partner	—	(2,378,053)	—	(2,378,053)

Net income (loss) after allocation to Special Limited Partner	10,776,243	20,418,314	22,938,677	11,433,571
Additions-Special Limited Partner	—	2,378,053	—	2,378,053
Additions-Limited Partners	15,355,000	17,042,000	21,807,000	58,041,838
Redemptions-Limited Partners	(20,676,496)	(13,718,038)	(44,203,490)	(27,791,836)
Redemptions-Special Limited Partner	—	—	—	(2,057,802)
Redemptions-General Partner	—	—	—	(1,973,412)

Net increase (decrease) in Partners’ Capital	5,454,747	26,120,329	542,187	40,030,412
Partners’ Capital, beginning of period	221,241,170	294,137,024	226,153,730	280,226,941

Partners’ Capital, end of period	$226,695,917	$320,257,353	$226,695,917	$320,257,353

Net Asset Value per Unit (205,956.9444 and 247,859.9560 Units outstanding at June 30, 2009 and 2008, respectively)	$1,100.70	$1,292.09	$1,100.70	$1,292.09

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$50.12	$82.15	$105.09	$42.63

See accompanying notes to financial statements.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI. As of June 30, 2009, all trading decisions for the Partnership are made by Warrington Management L.P. (the “Advisor”). In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. Actual results could differ from these estimates.

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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$56.92	$96.42	$118.57	$59.68
Interest income	0.21	3.58	0.43	8.61
Expenses and allocation to Special Limited Partner **	(7.01)	(17.85)	(13.91)	(25.66)

Increase (decrease) for the period	50.12	82.15	105.09	42.63
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,050.58	1,209.94	995.61	1,249.46

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,100.70	$1,292.09	$1,100.70	$1,292.09

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(7.2)%	(5.8)%	(7.0)%	(5.5)%

Operating expense	7.3%	7.0%	7.1%	7.0%
Allocation to Special Limited Partner	—%	0.8%	—%	0.8%

Total expenses	7.3%	7.8%	7.1%	7.8%

Total return:
Total return before allocation to Special Limited Partner	4.8%	7.6%	10.6%	4.2%
Allocation to Special Limited Partner	—	(0.8)	—	(0.8)

Total return after allocation to Special Limited Partner	4.8%	6.8%	10.6%	3.4%

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended June 30, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $334,633 and $694,746, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2009 and December 31, 2008, were $289,800 and $(563), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of option contracts as separate assets and liabilities.

	June 30, 2009
Assets
Options Owned
Indices	$1,569,750

Options owned	$1,569,750	*

Liabilities
Options Written
Indices	$(1,279,950)

Options written	$(1,279,950	)**

*	This amount is included in “options owned at fair value” on the Statements of Financial Condition.

**	This amount is included in “options written at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Indices	$14,778,977	$30,722,614

Total	$14,778,977	$30,722,614

4.	Fair Value Measurements:

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

     Fair Value Measurements.  The Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

Smith Barney Warrington Fund L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of June 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments for which market quotations are not readily available, that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options owned	$1,569,750	$1,569,750	$—	$—

Total assets	$1,569,750	$1,569,750	$—	$—

Liabilities
Options written	$1,279,950	$1,279,950	$—	$—

Total liabilities	1,279,950	1,279,950	—	—

Total fair value	$289,800	$289,800	$—	$—

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2008	Assets (Level 1)	(Level 2)	(Level 3)

Liabilities
Options written	$563	$563	$—	$—

Total liabilities	563	563	—	—

Total fair value	$(563)	$(563)	$—	$—

5.	Financial Instrument Risks:
     In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures, and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its futures trading account, consisting of cash, net unrealized appreciation and depreciation on open futures and option contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2009.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on trading and expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital increased approximately 0.2% from $226,153,730 to $226,695,917. This increase was attributable to the net income from operations of $22,938,677, coupled with additional sales of 20,799.1183 Redeemable Units of Limited Partnership Interest totaling $21,807,000, which was partially offset by the redemption of 41,992.4576 Redeemable Units of Limited Partnership Interest totaling $44,203,490. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.
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

Fair Value Measurements. The Partnership adopted SFAS 157 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of June 30, 2009, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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
     In 2007, the Partnership adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 1 assets and liabilities. The adoption of the FSP had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s second quarter of 2009, the Net Asset Value per Redeemable Unit increased approximately 4.8% from $1,050.58 to $1,100.70 as compared to an increase of 6.8% in the second quarter of 2008. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed contracts and changes in unrealized gains (losses) on open contracts) before brokerage commissions and related fees in the second quarter of 2009 of $14,778,977. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P 500 Index Calls and S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2008 of $27,254,369. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index Calls, S&P 500 Index Puts, and S&P 500 Index futures.
     The markets expressed a broad increase in risk tolerance during the second quarter of 2009 as government programs encouraged the releveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the U.S. dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the economic crisis was behind them. However, this optimism turned towards the end of the quarter due to some worse than expected economic data, fears about the lack of action by the European Central Bank and a lack of clarity in the economic environment.

     Entering April with a partial position of ratio put spreads, the Advisor was positioned for a decline in the stock market while also seeking to minimize the risk of losses from further rallies. Given the vicious sell-off in the January through early March period, a sharp bear market rally was anticipated. However, given the depth and breadth of the structural financial problems facing the economy, the Advisor currently believes that any rally is only a bear market rally, and not the start of a new bull market in stocks. As the market steadily climbed, the Advisor adjusted the ratio put spreads that it held, positioning the Partnership to potentially capitalize on a retracement in the S&P 500. The beginning of May saw the rally from the March lows continue unabated. In response to this move, which the Advisor felt had become somewhat extended, the Partnership’s positions were adjusted using ratio put spreads to capture any potential decline in the S&P 500. Profits were earned as a decline materialized. The bearish position continued in June. Given the evidence showing that the S&P 500 had been unable to trade meaningfully higher for two weeks after making new highs for the year at the beginning of the month, the probability was high that a pullback in the S&P 500 would occur. With ratio put spreads in the Partnership’s portfolio, the S&P 500 declined 5.5% in only five trading days. That decline coincided with options expiration week and the Advisor was able to successfully close out the Partnership’s positions to lock in profits for the month. The positive performance in the second quarter propelled the Partnership into double-digit positive returns for the year and the trading activity in the S&P 500 so far has been conducive to the Advisor’s trading strategy.

During the Partnership’s six months ended June 30, 2009, the Net Asset Value per Redeemable Unit increased approximately 10.6.% from $995.61 to $1,100.70 as compared to an increase of 3.4% for the six months ended June 30, 2008. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed contracts and changes in unrealized gains (losses) on open contracts) before brokerage commissions and related fees in the six months ended June 30, 2009 of $30,722,614. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P 500 Index Calls and S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2008 of $21,923,835. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index Calls, S&P 500 Index Puts, and S&P 500 Index futures.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2009 decreased by $845,870 and $2,024,381, respectively as compared to the corresponding periods in 2008. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2009 decreased by $745,016 and $1,396,650, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions and fees is due to lower average net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three and six months ended June 30, 2009 decreased by $427,867 and $752,538, respectively as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2009 decreased by $106,967 and $188,135, respectively as compared to the corresponding periods in 2008. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2009, respectively. The profit share allocations for the three and six months ended June 30, 2008 were $2,378,053. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open contracts by market category as of June 30, 2009 and the highest, lowest and average values during the three months ended June 30, 2009. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2008. As of June 30, 2009, the Partnership’s total capital was $226,695,917.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Indices	$30,633,068	13.51%	$205,991,318	$19,544,715	$104,439,694

Total	$30,633,068	13.51%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report of Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation
On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.
On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation
Securities Actions. On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.
On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.
Governmental and Regulatory Actions. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Falcon and ASTA/MAT-Related Litigation
Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.
In re MAT Five Securities Litigation. On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.
ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al. On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.
Zentner v. Citigroup, et al. (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.

Zentner v. Citigroup, et al. (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters
Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.
American Home Mortgage. On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).
American International Group. On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2009, there were additional sales of 14,535.1996 Redeemable Units totaling $15,355,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
April 1, 2009 – April 30, 2009	3,498.9330	$1,047.35	N/A	N/A
May 1, 2009 – May 31, 2009	8,114.2052	$1,071.69	N/A	N/A
June 1, 2009 – June 30, 2009	7,555.1702	$1,100.70	N/A	N/A
	19,168.3084	$1,078.68

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information
Morgan Stanley/Citigroup Joint Venture
On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC , Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH BARNEY WARRINGTON FUND L.P.

By:	Citigroup Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director

Date:	August 14, 2009