Form 10-Q
period 2009-09-30
WARRINGTON FUND LP
filed 2009-11-16
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-52603

WARRINGTON FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-3845577

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
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

Yes    No X

As of October 31, 2009, 222,216.0220 Limited Partnership Redeemable Units were outstanding.

WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3

	Schedules of Investments at September 30, 2009 and December 31, 2008 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II — Other Information		17 – 18

Ex. 3.1(b) Certificate of Amendment of the Certificate of Limited Partnership, dated September 19, 2008.
Ex. 3.2 Second Amended and Restated Limited Partnership Agreement, dated June 30, 2009.
Ex. 10.4 Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, dated September 30, 2008.
Ex. 10.5 Form of Subscription Agreement.
Ex. 10.6 Form of Third Party Subscription Agreement.
Ex. 10.9 Escrow Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global
Markets Inc. and JPMorgan Chase Bank, N.A., dated December 23, 2005.
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I

Item 1. Financial Statements

Warrington Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$111,856,837	$242,537,669
Cash margin	127,860,765	14,626
Options owned, at fair value (cost $9,342,370 and $0 at September 30, 2009 and December 31, 2008, respectively)	8,776,800	—

	248,494,402	242,552,295
Interest receivable	10,088	3,617

Total assets	$248,504,490	$242,555,912

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium $10,429,675 and $2,813 at September 30, 2009 and December 31, 2008, respectively)	$5,569,400	$563
Accrued expenses:
Brokerage commissions	759,172	757,985
Management fees	403,408	402,763
Administrative fees	100,852	100,691
Other	131,259	139,716
Redemptions payable	994,722	15,000,464

Total liabilities	7,958,813	16,402,182

Partners’ Capital:
General Partner, 200.1037 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	221,819	199,225
Limited Partners, 216,797.3633 and 226,950.1800 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	240,323,858	225,954,505

Total partners’ capital	240,545,677	226,153,730

Total liabilities and partners’ capital	$248,504,490	$242,555,912

See accompanying notes to financial statements.

Warrington Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Options Owned
Indices
Puts	1,518	$8,776,800	3.64%

Total options owned		8,776,800	3.64

Options Written
Indices
Calls	778	(9,725)	(0.00)*
Puts	10,902	(5,559,675)	(2.31)

Total options written		(5,569,400)	(2.31)

Total fair value		$3,207,400	1.33%

*	Due to rounding
See accompanying notes to financial statements.

Warrington Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Written
Indices
Puts	45	$(563)	(0.00	)%*

Total options written		(563)	(0.00	)*

Total fair value		$(563)	(0.00	)%*

*	Due to rounding

See accompanying notes to financial statements.

Warrington Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$2,556,090	$(36,629,779)	$32,057,469	$(14,006,419)
Change in net unrealized gains (losses) on open contracts	3,071,220	(7,733,291)	4,292,455	(8,432,816)

Gain (loss) from trading, net	5,627,310	(44,363,070)	36,349,924	(22,439,235)
Interest income	51,584	958,317	147,298	3,078,412

Total income (loss)	5,678,894	(43,404,753)	36,497,222	(19,360,823)

Expenses:
Brokerage commissions including clearing fees	2,450,049	3,203,053	7,299,315	9,448,969
Management fees	1,186,856	1,560,131	3,491,138	4,616,951
Administrative fees	296,713	390,033	872,784	1,154,239
Other	57,768	85,903	207,800	251,267

Total expenses	3,991,386	5,239,120	11,871,037	15,471,426

Net income (loss) before allocation to Special Limited Partner	1,687,508	(48,643,873)	24,626,185	(34,832,249)
Allocation to Special Limited Partner	—	—	—	(2,378,053)

Net income (loss) after allocation to Special Limited Partner	1,687,508	(48,643,873)	24,626,185	(37,210,302)
Additions-Special Limited Partner	—	—	—	2,378,053
Additions-Limited Partners	15,218,000	18,290,000	37,025,000	81,761,635
Redemptions-Limited Partners	(3,055,748)	(6,583,420)	(47,259,238)	(39,805,053)
Redemptions-Special Limited Partner	—	(5,429,797)	—	(7,487,599)
Redemptions-General Partner	—	—	—	(1,973,412)

Net increase (decrease) in Partners’ Capital	13,849,760	(42,367,090)	14,391,947	(2,336,678)
Partners’ Capital, beginning of period	226,695,917	320,257,353	226,153,730	280,226,941

Partners’ Capital, end of period	$240,545,677	$277,890,263	$240,545,677	$277,890,263

Net Asset Value per Unit (216,997.4670 and 252,146.3350 Units outstanding at September 30, 2009 and 2008, respectively)	$1,108.52	$1,102.10	$1,108.52	$1,102.10

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$7.82	$(189.99)	$112.91	$(147.36)

Weighted average units outstanding	214,387.1478	254,488.5946	216,623.7863	250,608.9768

See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Warrington Fund L.P. (formerly, Smith Barney Warrington Fund L.P.) (the “Partnership”) is a limited partnership which was organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership trades the stock indices sector. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 500,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions for the Partnership are made by Warrington Management L.P. (the “Advisor”). In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. Actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$14.76	$(185.74)	$133.33	$(126.07)
Interest income	0.25	3.78	0.68	12.39
Expenses and allocation to Special Limited Partner **	(7.19)	(8.03)	(21.10)	(33.68)

Increase (decrease) for the period	7.82	(189.99)	112.91	(147.36)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,100.70	1,292.09	995.61	1,249.46

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,108.52	$1,102.10	$1,108.52	$1,102.10

*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.7)%	(5.5)%	(6.9)%	(5.5)%

Operating expense	6.8%	6.7%	7.0%	6.9%
Allocation to Special Limited Partner	—%	—%	—%	0.8%

Total expenses	6.8%	6.7%	7.0%	7.7%

Total return:
Total return before allocation to Special Limited Partner	0.7%	(14.7)%	11.3%	(11.0)%
Allocation to Special Limited Partner	—	—	—	(0.8)

Total return after allocation to Special Limited Partner	0.7%	(14.7)%	11.3%	(11.8)%

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended September 30, 2009 and the year ended December 31, 2008, based on a monthly calculation, were $1,473,967 and $694,746, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2009 and December 31, 2008, were $3,207,400 and $(563), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815-10, Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding for the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of option contracts as separate assets and liabilities.

	September 30, 2009
Assets
Options Owned
Indices	$8,776,800

Options owned	$8,776,800	*

Liabilities
Options Written
Indices	$(5,569,400)

Options written	$(5,569,400	)**

*	This amount is included in “options owned at fair value” on the Statements of Financial Condition.

**	This amount is included in “options written at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Indices	$5,627,310	$36,349,924

Total	$5,627,310	$36,349,924

4.	Fair Value Measurements:

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

     Fair Value Measurements.  The Partnership adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods September 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments for which market quotations are not readily available, that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options owned	$8,776,800	$8,776,800	$—	$—

Total assets	$8,776,800	$8,776,800	$—	$—

Liabilities
Options written	$5,569,400	$5,569,400	$—	$—

Total liabilities	5,569,400	5,569,400	—	—

Total fair value	$3,207,400	$3,207,400	$—	$—

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2008	Assets (Level 1)	(Level 2)	(Level 3)

Liabilities
Options written	$563	$563	$—	$—

Total liabilities	563	563	—	—

Total fair value	$(563)	$(563)	$—	$—

5.	Financial Instrument Risks:
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
     As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, options owned and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on trading and expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital increased approximately 6.4% from $226,153,730 to $240,545,677. This increase was attributable to the net income from operations of $24,626,185, coupled with additional sales of 34,605.6013 Redeemable Units of Limited Partnership Interest totaling $37,025,000, which was partially offset by the redemption of 44,758.4180 Redeemable Units of Limited Partnership Interest totaling $47,259,238. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in its futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period is reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements. The Partnership adopted ASC 820-10 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820-10, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2009, the Partnership did not hold any derivative instruments that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

     Options. The Partnership may purchase and write (sell), both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48,“Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 1 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

     During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit increased approximately 0.7% from $1,100.70 to $1,108.52 as compared to a decrease of 14.7% in the third quarter of 2008. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2009 of $5,627,310. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P 500 Index Calls, and S&P 500 Index Puts. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2008 of $44,363,070. Losses were primarily attributable to the trading of commodity futures in S&P 500 Index and S&P 500 Index Puts and were partially offset by gains in S&P 500 Index Calls.
     Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has increased from record lows but remains well below historical averages. The Partnership realized gains for the quarter as equity markets rallied.
     Early in the month of July the S&P 500 experienced a moderate decline, sending the index down 5.5 percent over the course of five trading days. This pullback caused the S&P to reach certain technical support levels, but when those support levels held and the stock market did not decline any further, it was “off to the races.” From those lows, the S&P 500 rallied 13.8% to end the month up by about 7.5%. While this type of one-way straight up move can often cause problems for the Partnership’s trading methodology, the Partnership’s advisor was able to avoid losses and actually post a positive return for the month.
     August was very similar to previous summer months this year. Little stock market volatility and weak trading volume during a steady ramp up in the S&P 500 meant that ratio put spreads were slightly profitable. Without any sustained declines in the S&P 500, the put spreads that the Partnership employed never had much of a chance to increase in value.

     The S&P 500 posted another strong month in September, completing a string of seven positive months in a row. While profitable in this market rally, the Partnership’s advisor has recognized a recent market phenomenon that has been difficult to trade. When stocks decline for 2 to 3 days, the VIX spikes appreciably and the anecdotal “fear” in the market climbs rapidly. This rapid escalation in “fear” tends to dampen market downside moves, as the worst declines tend to come when market participants fail to fully appreciate the magnitude of the decline until significant damage has already occurred. In the current environment, as the market continues to “bend but not break,” stock buyers become more emboldened and are reticent to sell their shares into these modest declines hoping not to miss the next rally.
     During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit increased approximately 11.3% from $995.61 to $1,108.52 as compared to a decrease of 11.8% for the nine months ended September 30, 2008. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions) before brokerage commissions and related fees for the nine months ended September 30, 2009 of $36,349,924. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index, S&P 500 Index Calls and S&P 500 Index Puts. The partnership experienced a net trading loss before brokerage commissions and related fees for the nine months ended September 30, 2008 of $22,439,235. Losses were primarily attributable to the trading of commodity futures in S&P 500 Index and S&P 500 Index Puts and were partially offset by losses in S&P 500 Index Calls.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2009 decreased by $906,733 and $2,931,114, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is due to lower U.S. Treasury bill rates and lower net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2009 decreased by $753,004 and $2,149,654, respectively, as compared to the corresponding periods in 2008. The decrease in brokerage commissions and fees is due to lower net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three and nine months ended September 30, 2009 decreased by $373,275 and $1,125,813, respectively, as compared to the corresponding periods in 2008. The decrease in management fees is due to lower net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2009 decreased by $93,320 and $281,455, respectively, as compared to the corresponding periods in 2008. The decrease in administrative fees is due to lower net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2009, respectively. The profit share allocations for the three and nine months ended September 30, 2008 were $0 and $2,378,053, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open contracts by market category as of September 30, 2009 and the highest, lowest and average values during the three months ended September 30, 2009. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2008. As of September 30, 2009, the Partnership’s total capital was $240,545,677.

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Indices	$127,860,765	53.15%	$198,609,216	$45,197,123	$130,085,978

Total	$127,860,765	53.15%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report of Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A. Risk Factors
     The following disclosure supplements and amends the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commissions (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.
Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended September 30, 2009, there were additional sales of 13,806.4830 Redeemable Units totaling $15,218,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investors as defined in Regulation D.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	1,137.2648	$1,102.69	N/A	N/A
August 1, 2009 – August 31, 2009	731.3533	$1,103.40	N/A	N/A
September 1, 2009 – September 30, 2009	897.3423	$1,108.52	N/A	N/A
Total	2,765.9604	$1,104.77

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

3.1 (a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed herein).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as exhibit 99.1 to current report on Form 8-K filed on September 30, 2009).

3.2	Second Amended and Restated Limited Partnership Agreement, dated June 30, 2009 (filed herein).

10.1(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Warrington Management L.P., dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to Warrington Management, L.P. extending Management Agreement from July 1, 2008 to June 30, 2009, dated June 5, 2008 (filed as exhibit 10.7 to the annual report on Form 10-K filed on March 31, 2009 and incorporated herein by reference).

10.2	Customer Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc., dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc., dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Selling Agreement between the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed herein).

10.5	Form of Subscription Agreement (filed herein).

10.6	Form of Third Party Subscription Agreement. (filed herein).

10.8	Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.9	Escrow Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed herein).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 16, 2009