Form 10-K
period 2009-12-31
WARRINGTON FUND LP
filed 2010-03-31
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2009
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 000-52603
WARRINGTON FUND L.P.

(Exact name of registrant as specified in its charter)

New York	20-3845577

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
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
Yes                 No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ X ].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes                 No  X
Limited Partnership Redeemable Units with an aggregate value of $274,826,989 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2010, 234,122.3023 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I

Item 1.	Business.
     (a) General Development of Business. Warrington Fund L.P., formerly Smith Barney Warrington Fund L.P. (the “Partnership”) is a limited partnership which was organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 500,000 Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
     During the initial offering period (January 17, 2006 to February 21, 2006), the Partnership sold 108,279 redeemable units of limited partnership interest (“Redeemable Units”) at $1,000 per Redeemable Unit, as well as 300 units of special limited partnership interest at $1,000 per unit. In order to form the Partnership, the General Partner and an initial limited partner, each contributed $1,000 to the Partnership for one unit of general partnership interest and limited partnership interest, respectively. The Partnership commenced its operations on February 21, 2006. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Sales and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-11 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2009, all of the trading decisions for the Partnership are made by the Advisor (defined below). A description of the trading activities and focus of the Advisor is included on page 7 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
     The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The General Partner, the Special Limited Partner (defined below) and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
     The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of business on any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).
     The General Partner administers the business and affairs of the Partnership. The Partnership pays a monthly administrative fee equal to 1/24 of 1% (1/2 of 1% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.
     The General Partner has entered into a management agreement (the “Management Agreement”) with Warrington Advisors, LLC (“Warrington,” the “Special Limited Partner,” or the “Advisor”), a registered commodity trading advisor. Scott C. Kimple, the sole principal of Warrington and is currently employed by Morgan Stanley Smith Barney, a selling agent for the Partnership. The Advisor will make all commodity trading decisions for the

Partnership and is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end adjusted Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
     In addition, the Advisor is a Special Limited Partner of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of new trading profits, as defined in the Management Agreement, earned by the Advisor on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Units. The Advisor will not receive a profit share allocation until the Advisor recovers the net loss incurred and earn additional new trading profits for the Partnership.
     The Partnership has entered into a customer agreement with CGM (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 5/16 of 1% (3.75% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee does not include exchange, give-up, user, clearing, floor brokerage and NFA fees (collectively the “clearing fees”) which are borne by the Partnership. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. CGM may continue to maintain the Partnership’s assets in cash and/or place all the Partnership’s assets in 90-day U.S. Treasury Bills and pay the Partnership 80% of the interest earned on Treasury Bills purchased. Twenty percent of the interest earned on Treasury Bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008 and 2007, and for the period from February 21, 2006 (commencement of trading operations) to December 31, 2006, is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2009 was $263,053,194.
     (c) Narrative Description of Business.
          See Paragraphs (a) and (b) above.
          (i) through (xii) — Not applicable.
          (xiii) — The Partnership has no employees.
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
     The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
An investor may lose all of its investment.
     Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.
The Partnership will pay substantial fees and expenses regardless of profitability.
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.
An investor’s ability to redeem or transfer units is limited.
     An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.
Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;

2.	The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
Speculative position and trading limits may reduce profitability.
     The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
     Mutual Funds
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
     FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     Subprime-Mortgage Related Actions
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
     Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchase of Equity Securities.
     (a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.
     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2009 was 1,729.
     (c) Dividends. The Partnership did not declare a distribution in 2009, 2008 or 2007. The Partnership does not intend to declare distributions in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None
     (e) Recent Sales of Unregistered Securities. For the twelve months ended December 31, 2009, there were additional sales of 52,976.2953 Redeemable Units of Limited Partnership Interest totaling $57,366,000 and General Partner contributions representing 2,236.9147 Unit equivalents totaling $2,455,036. For the twelve months ended December 31, 2008, there were additional sales of 74,341.9316 Redeemable Units of Limited Partnership Interest totaling $90,506,635 and 1,840.4704 an allocation of Redeemable Units of Special Limited Partnership Interest totaling $2,378,053. For the twelve months ended December 31, 2007, there were additional sales of 38,644.9036 Redeemable Units of Limited Partnership Interest totaling $43,938,630 and an allocation of 4,127.7584 Redeemable Units of Special Limited Partnership Interest totaling $5,157,469.
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
     (f) Purchases of Equity Securities by the Issuer and Affiliated Purchases.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
October 1, 2009 – October 31, 2009	1,367.8675	$1,097.51	N/A	N/A
November 1, 2009 – November 30, 2009	2,160.5910	$1,120.53	N/A	N/A
December 1, 2009 – December 31, 2009	2,027.9767	$1,133.61	N/A	N/A
Total	5,556.4352	$1,119.64

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6.	Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008 and 2007, and for the period from February 21, 2006 (commencement of trading operations) to December 31, 2006 and total assets at December 31, 2009, 2008, 2007 and 2006 were as follows:

				Period from February 21,
				2006 (commencement of
				trading operation) to
	2009	2008	2007	December 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $9,983,103, $11,991,502, $12,630,719 and $9,469,977, respectively	$36,618,429	$(57,241,118)	$28,545,037	$28,205,311

Interest income	161,984	3,161,288	9,716,417	8,158,695

	$36,780,413	$(54,079,830)	$38,261,454	$36,364,006

Net income (loss) before allocation to Special Limited Partner	$30,558,856	$(61,788,821)	$30,880,446	$30,918,884

Allocation to Special Limited Partner	—	(2,378,053)	(5,157,469)	(4,552,615)

Net income (loss) after allocation to Special Limited Partner	$30,558,856	$(64,166,874)	$25,722,977	$26,366,269

Increase (decrease) in Net Asset Value per Unit	$138.00	$(253.85)	$131.71	$117.75

Net Asset Value per Unit	$1,133.61	$995.61	$1,249.46	$1,117.75

Total assets	$270,251,354	$242,555,912	$284,883,866	$307,889,348

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Overview
     The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures and forward contracts in those markets.
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
     As a managed futures partnership, the Partnership’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives. Based on 2009 results, the General Partner continues to believe the Advisor’s program has met the Partnership’s objectives and expects to continue to allocate the Partnership’s assets to the Advisor and this program unless otherwise indicated.
     For the period January 1, 2009 through December 31, 2009, the approximate average market sector for the Partnership was 100% stock indices.
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year of December 31, 2009.
     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as “pyramiding”, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 41.5%.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, the Partnership’s counterparty is an exchange or clearing organization .

     As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in ASC 460 Guarantees No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”
     The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements).
     Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.
     (b) Capital Resources.
     (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 50,314.8532 Redeemable Units of Limited Partnership Interest were redeemed totaling $53,480,428. For the year ended December 31, 2008, 65,710.7432 Redeemable Units were redeemed totaling $73,330,014, and 5,968.2288 Units of Special Limited Partnership Interest totaling $7,487,599 and 1,631.0000 of General Partner Unit equivalents totaling $1,973,412 were redeemed. For the year ended December 31, 2007, 83,799.4783 Redeemable Units of Limited Partnership Interest were redeemed totaling $91,126,379 and 693.5451 Units of Special Limited Partnership Interest totaling $785,163 were redeemed.
     For the year ended December 31, 2009, there were additional sales of 52,976.2953 Redeemable Units of Limited Partnership Interest totaling $57,366,000 and General Partner contributions representing 2,236.9147 Unit equivalents totaling $2,455.036. For the year ended December 31, 2008, there were additional sales of 74,341.9316 Redeemable Units of Limited Partnership Interest totaling $90,506,635 and an allocation of 1,840.4704 Redeemable Units of Special Limited Partnership Interest totaling $2,378,053. For the year ended December 31, 2007, there were additional sales of 38,644.9036 Redeemable Units of Limited Partnership Interest totaling $43,938,630 and an allocation of 4,127.7584 Redeemable Units of Special Limited Partnership Interest totaling $5,157,469.

     (c) Results of Operations.
     For the year ended December 31, 2009, the Net Asset per Redeemable Unit increased 13.9% from $995.61 to $1,133.61. For the year ended December 31, 2008, the Net Asset per Redeemable Unit decreased 20.3% from $1,249.46 to $995.61. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 11.8% from $1,117.75 to $1,249.46.
     The Partnership experienced a net trading gain of $46,601,532 before commissions and related fees in 2009. Gains were primarily attributable to the trading of the S&P 500 Index futures, S&P Index Calls and Puts.
     2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market had seen a bottom in March, banks were seeking to return TARP bailout money and leading indicators were recovering. The Partnership realized gains as the equity market traded within expected ranges.
     During the first quarter, the portfolio captured the range bound price action in the equity index as prices fluctuated dramatically within the range. In February, the market weakened on economic data and showed a bearish trend. The portfolio profited by employing a fractional position of ratio put spreads during the decline. While the weakness in the overall equity markets continued unabated into early March, the market rallied in the later half of the month, partially offsetting some gains for the month.
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
     The S&P 500 posted another strong third quarter. While profitable in this market rally, the Partnership’s advisor recognized a market phenomenon that had been difficult to trade. When stocks declined for 2 to 3 days, the VIX spiked appreciably and the anecdotal “fear” in the market climbed rapidly. This rapid escalation in “fear” tended to dampen market downside moves, as the worst declines tended to come when market participants fail to fully appreciate the magnitude of the decline until significant damage had already occurred.
     The final quarter of the year finished strong with solid returns for November and December. Within the first few days of November, the S&P 500 quickly offset the declines from the end of October. After just eight trading days, the S&P 500 had gained 6.8%. As this rally progressed, the Advisor reduced the portfolio’s holdings to realize profits. December was an uneventful month for the S&P 500. The trading range for the market was approximately 3.6%, a range that might have been witnessed on any given day earlier in the year. Warrington’s performance has been very positive for 2009, even though market conditions were less than optimal when compared to the ideal trading environment for the Partnership’s strategy.
     The Partnership experienced a net trading loss, before brokerage commissions and related fees in 2008 of $45,249,616. Losses were primarily attributable to the trading of S&P 500 Index Puts and were partially offset by gains in S&P 500 Index futures and S&P 500 Index Calls.
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

     Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and twelve months ended December 31, 2009 decreased by $68,190 and $2,999,304, respectively, as compared to the corresponding periods in 2008. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended December 31, 2009 increased by $141,255 due to higher net assets and twelve months ended December 31, 2009 decreased by $2,008,399 due to lower net assets, as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three months ended December 31, 2009 increased by $30,340 due to higher net assets and for the twelve months ended December 31, 2009 decreased by $1,095,473, due to lower net assets, as compared to the corresponding periods in 2008.
     Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended December 31, 2009 increased $7,584 due to higher net assets and for the twelve months ended December 31, 2009 decreased by $273,871 due to lower net assets, as compared to the corresponding periods in 2008.
     Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and twelve months ended December 31, 2009, respectively. The profit share allocations for the three and twelve months ended December 31, 2008 were $0 and $2,378,053, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership experienced a net trading gain before brokerage commissions and related fees in the year ended December 31, 2007 of $41,175,756. Gains were primarily attributable to the trading of the S&P 500 Index futures and the S&P 500 Index Calls, and were partially offset by losses in S&P 500 Index Puts.

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
     In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to assure these objectives are met. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
     It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership expects to increase capital through operations.
     (d) Off-balance Sheet Arrangements. None
     (e) Contractual Obligations. None
     (f) Operational Risk
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
     (g) Critical Accounting Policies.
Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period is reported in the Statements of Income and Expenses.
     Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS 48 “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events (formerly, FAS No. 165 “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
      In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

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
     In the case of market sensitive instruments which are not exchange traded. the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probalistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2009 and 2008 and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2009, the Partnership’s total capitalization was $263,053,194.
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Indices	$74,225,508	28.22%	$205,991,318	$275,400	$82,956,269

Total	$74,225,508	28.22%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, the Partnership’s total capitalization was $226,153,730.
December 31, 2008

		% of Total		High	Low	Average
Market Sector	Value at Risk	Capitalization		Value at Risk	Value at Risk	Value at Risk*
Indices	$11,250	0.00	%**	$147,541,053	$11,250	$17,447,608

Total	$11,250	0.00	%**

*	Annual average of month-end Value at Risk

**	Due to rounding
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
     The following were the primary trading risk exposures of the Partnership as of December 31, 2009, by market sector.
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
WARRINGTON FUND L.P.
INDEX TO FINANCIAL STATEMENTS

Page
Number
Oath or Affirmation	F-2
Management’s Report on Internal Control over Financial Reporting	F-3
Reports of Independent Registered Public Accounting Firms	F-4 – F-6
Financial Statements:
Statements of Financial Condition at December 31, 2009 and 2008	F-7
Condensed Schedules of Investments at December 31, 2009 and 2008	F-8 – F-9
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.	F-10
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.	F-11
Notes to Financial Statements	F-12 – F-19
Selected Unaudited Quarterly Financial Data	F-20

To the Limited Partners of
Warrington Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Warrington Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-5046

Management’s Report on Internal Control Over Financial Reporting

The management of Warrington Fund L.P. (Formerly, Smith Barney Warrington Fund L.P.) (the Partnership), Ceres Managed Futures LLC (Formerly, Citigroup Managed Futures LLC), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

(iii)	provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Warrington Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Warrington Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Warrington Fund L.P.:
We have audited the accompanying statement of financial condition of Warrington Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Warrington Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Warrington Fund L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Warrington Fund L.P. (formerly known as Smith Barney Warrington Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Warrington Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Warrington Fund L.P. (formerly, Smith Barney Warrington Fund L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Warrington Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Warrington Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$174,068,344	$242,537,669
Cash margin (Note 3c)	92,436,885	14,626
Options owned, at fair value (cost $3,864,000 and $0 at December 31, 2009 and 2008, respectively)	3,743,250	—

	270,248,479	242,552,295
Interest receivable (Note 3c)	2,875	3,617

Total assets	$270,251,354	$242,555,912

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium $7,406,575 and $2,813 at December 31, 2009 and 2008, respectively)	$3,398,250	$563
Accrued expenses:
Brokerage commissions (Note 3c)	833,916	757,985
Management fees (Note 3b)	443,177	402,763
Administrative fees (Note 3a)	110,794	100,691
Professional fees	87,939	107,128
Other	25,149	32,588
Redemptions payable (Note 5)	2,298,935	15,000,464

Total liabilities	7,198,160	16,402,182

Partners’ Capital (Notes 1 and 5):
General Partner, 2,437.0184 and 200.1037 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	2,762,628	199,225
Special Limited Partner 0 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	—	—
Limited Partners, 229,611.6221 and 226,950.1800 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	260,290,566	225,954,505

Total partners’ capital	263,053,194	226,153,730

Total liabilities and partners’ capital	$270,251,354	$242,555,912

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Owned
Indices
Puts	966	$3,743,250	1.42%

Total options owned		3,743,250	1.42

Options Written
Indices
Calls	552	(34,500)	(0.01)
Puts	9,246	(3,363,750)	(1.28)

Total options written		(3,398,250)	(1.29)

Total fair value		$345,000	0.13%

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Written
Indices
Puts	45	$(563)	(0.00	)%*

Total options written		(563)	(0.00	)*

Total fair value		$(563)	(0.00	)%*

*	Due to rounding

See accompanying notes to financial statements.

Warrington Fund L.P.
Statements of Income and Expenses
for the years ended 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$42,716,207	$(44,464,116)	$44,160,741
Change in net unrealized gains (losses) on open contracts	3,885,325	(785,500)	(2,984,985)

Gain (loss) from trading, net	46,601,532	(45,249,616)	41,175,756
Interest income (Note 3c)	161,984	3,161,288	9,716,417

Total income (loss)	46,763,516	(42,088,328)	50,892,173

Expenses:
Brokerage commissions, including clearing fees (Note 3c)	9,983,103	11,991,502	12,630,719
Management fees (Note 3b)	4,778,143	5,873,616	5,616,894
Administrative fees (Note 3a)	1,194,535	1,468,406	1,404,224
Professional fees	204,962	299,959	297,984
Other	43,917	67,010	61,906

Total expenses	16,204,660	19,700,493	20,011,727

Net income (loss) before allocation to Special Limited Partner	30,558,856	(61,788,821)	30,880,446
Allocation to Special Limited Partner (Note 3b)	—	(2,378,053)	(5,157,469)

Net income (loss) after allocation to Special Limited Partner	$30,558,856	$(64,166,874)	$25,722,977

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$138.00	$(253.85)	$131.71

Weighted average units outstanding	219,931.8990	250,116.7518	251,881.0462

See accompanying notes to financial statements.

Warrington Fund L.P.
Statements of Changes in Partner’s Capital
for the years ended 2009, 2008 and 2007

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total

Partner’s Capital at December 31, 2006	$294,497,481	$775,210	$2,046,716	$297,319,407
Sale of 38,644.9036 Redeemable Units of Limited Partnership Interest	43,938,630	—	—	43,938,630
Allocation of 4,127.7584 Redeemable Units of Limited Partnership Interest to the Special Limited Partner	—	5,157,469	—	5,157,469
Redemption of 83,799.4783 Redeemable Units of Limited Partnership Interest	(91,126,379)	—	—	(91,126,379)
Redemption of 693.5451 Redeemable Units of Special Limited Partnership Interest	—	(785,163)	—	(785,163)
Net income (loss) available for pro rata distribution	25,471,849	9,953	241,175	25,722,977

Partner’s Capital at December 31, 2007	272,781,581	5,157,469	2,287,891	280,226,941
Sale of 74,341.9316 Redeemable Units of Limited Partnership Interest	90,506,635	—	—	90,506,635
Allocation of 1,840.4704 Redeemable Units of Limited Partnership Interest to the Special Limited Partner	—	2,378,053	—	2,378,053
Redemption of 65,710.7432 Redeemable Units of Limited Partnership Interest and 1,631.0000 of General Partner Unit equivalents	(73,330,014)	—	(1,973,412)	(75,303,426)
Redemption of 5,968.2288 Redeemable Units of Special Limited Partnership Interest	—	(7,487,599)	—	(7,487,599)
Net income (loss) available for pro rata distribution	(64,003,697)	(47,923)	(115,254)	(64,166,874)

Partner’s Capital at December 31, 2008	225,954,505	—	199,225	226,153,730
Sale of 52,976.2953 Redeemable Units of Limited
Partnership Interest and 2,236.9147 of General
Partner Unit equivalents	57,366,000	—	2,455,036	59,821,036
Redemption of 50,314.8532 Redeemable Units
of Limited Partnership Interest	(53,480,428)	—	—	(53,480,428)
Net income (loss) available for pro rata distribution	30,450,489	—	108,367	30,558,856

Partner’s Capital at December 31, 2009	$260,290,566	$—	$2,762,628	$263,053,194

Net Asset Value per Unit:

2007:	$1,249.46

2008:	$995.61

2009:	$1,133.61

See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

Warrington Fund L.P., (formerly, Smith Barney Warrington Fund L.P.) (the “Partnership”) is a limited partnership which was formed on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts and options. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 500,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

The General Partner, the Special Limited Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the Net Asset Value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of business on any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2009

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 1 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2009

inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$3,743,250	$3,743,250	$—	$—

Total assets	3,743,250	3,743,250	—	—

Liabilities
Options written	$3,398,250	$3,398,250	$—	$—

Total liabilities	3,398,250	3,398,250	—	—

Total fair value	$345,000	$345,000	$—	$—

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2008	Assets (Level 1)	(Level 2)	(Level 3)

Liabilities
Options written	$563	$563	$—	$—

Total liabilities	563	563	—	—

Total fair value	$(563)	$(563)	$—	$—

d.	Options. The Partnership may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

e.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2009

f.	Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

g.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 7 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (1/2 of 1% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Warrington Advisors, LLC (the “Advisor”), a registered commodity trading advisor. Scott C. Kimple, the sole principal of Warrington and is currently employed by Morgan Stanley Smith Barney, a selling agent for the Partnership. As compensation for services, the Partnership pays the Advisor a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2009

redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, the Advisor is a Special Limited Partner of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of new trading profits, as defined in the Management Agreement, earned by the Advisor on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Units. The Advisor will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage commission to CGM equal to 5/16 of 1% (3.75% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commission will be paid for the life of the Partnership, although the rate at which such fees are paid may be change. This fee does not include exchange, give-up, user, clearing, floor brokerage and NFA fees (collectively the “clearing fees”) which will be borne by the Partnership. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009, and 2008, the amounts of cash held for margin requirements was $92,436,885 and $14,626, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forwards contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of option contracts traded for the year ended December 31, 2009 based on a quarterly calculation was 10,247.

Brokerage commissions are calculated as a percent of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2009

objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partner’s Capital. The following table indicates the fair values of derivative instruments of option contracts as separate assets and liabilities.

	December 31,
	2009

Assets
Options Owned
Indices	$3,743,250

Total options owned	$3,743,250	*

*	This amount is in “Options owned at fair value” on the Statements of Financial Condition.

	December 31,
	2009

Liabilities
Options Written
Indices	$(3,398,250)

Total options written	$(3,398,250	)**

**	This amount is in “Options written at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

	December 31, 2009
Sector	Gain (Loss) from Trading

Indices	$46,601,532

Total	$46,601,532	***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the last day of a month on 10 days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

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

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2009

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007

Net realized and unrealized gains (losses)*	$165.53	$(226.09)	$146.63
Interest income	0.74	12.71	38.25
Expenses and allocation to Special Limited Partner**	(28.27)	(40.47)	(53.17)

Increase (decrease) for the period	138.00	(253.85)	131.71
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	995.61	1,249.46	1,117.75

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,133.61	$995.61	$1,249.46

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2009	2008	2007
Ratios to average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.8)%	(5.8)%	(3.8)%

Operating expenses	6.9%	6.9%	7.3%
Allocation to Special Limited Partner	—%	0.8%	1.9%

Total expenses	6.9%	7.7%	9.2%

Total return:
Total return before allocation to Special Limited Partner	13.9%	(19.5)%	13.8%
Allocation to Special Limited Partner	—%	(0.8)%	(2.0)%

Total return after allocation to Special Limited Partner	13.9%	(20.3)%	11.8%

***	Ratios to Average Net Assets (except allocation to Special Limited Partner) are annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using limited partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2009

contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in ASC 460 Guarantees No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.”

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are Summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$7,582,506	$3,228,845	$12,287,335	$13,681,727

Net income (loss) before allocation to Special Limited Partner	$5,932,671	$1,687,508	$10,776,243	$12,162,434
Net income (loss) after allocation to Special Limited Partner	$5,932,671	$1,687,508	$10,776,243	$12,162,434
Increase (decrease) in Net Asset Value per Redeemable Unit	$25.09	$7.82	$50.12	$54.97

	For the period from	For the period from	For the period	For the period from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(25,270,038)	$(46,607,806)	$24,863,581	$(7,065,567)

Net income (loss) before allocation to Special Limited Partner	$(26,956,572)	$(48,643,873)	$22,796,367	$(8,984,743)
Net income (loss) after allocation to Special Limited Partner	$(26,956,572)	$(48,643,873)	$20,418,314	$(8,984,743)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(106.49)	$(189.99)	$82.15	$(39.52)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A(T).	Controls and Procedures.
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC rules and forms. Disclosure controls and procedures are designed to ensure information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data. “includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
     Management’s Report on internal control over reporting is included in the Partnership’s annual financial statements under “Item 8. Financial Statements and Supplementary Data.”

Item 9B.	Other Information. None

PART III

Item 10.	Directors and Executive Officers of the Registrant.
     The Partnership has no officers, directors or significant employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.

     Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11.	Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $9,983,103 were earned for the year ended December 31, 2009. Management fees of $4,778,143 were earned by the Advisor for the year ended December 31, 2009. The General Partner earned $1,194,535 in administrative fees for the year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 2,437.0184 Units (1.1%) of Limited Partnership Interest as of December 31, 2009.
Principal who own Redeemable Units.*

* Kimple investment	60.0000 Redeemable Units
* Scott C. Kimple Trust	4,194.6700 Redeemable Units

*	No one principal owns more than 1% of Redeemable Units.
     (c) Changes in control. None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
     CGM and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14.	Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009, PwC in the period from June 27, 2008 through July 22, 2009 and KPMG in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:
Deloitte $76,800
PwC       $144,600
KPMG   $29,000
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional service for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:
2009 $25,000
2008 $20,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008.

Condensed Schedules of Investments at December 31, 2009 and 2008.

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.

Notes to Financial Statements.

(2)	Exhibits:

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 ( filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009).

3.2	(a)	Second Amended and Restated Limited Partnership Agreement, dated June 30, 2009 (filed as Exhibit 3.2 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Third Amended and Restated Limited Partnership Agreement, dated December 21, 2009 (filed as Exhibit 3.2 to the current report on Form 8-K filed on December 21, 2009 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2009 (dated June 9, 2009 and filed herein).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement. (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10		Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

16.1	(a)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16 to the current report 8-K filed on July 24, 2009 and incorporated herein by reference).

	(b)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to current report 8-K filed on July 1, 2008 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.
WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci, President & Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci Jerry Pascucci	/s/ Shelley Deavitt Ullman Shelley Deavitt Ullman
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro Jennifer Magro	/s/ Daryl Dewbrey Daryl Dewbrey
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Raymond Nolte Raymond Nolte
Director Ceres Managed Futures LLC
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.