Form 10-Q
period 2010-03-31
WARRINGTON FUND LP
filed 2010-05-17
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes    No X

As of April 30, 2010, 250,655.3365 Limited Partnership Redeemable Units were outstanding.

WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	17

PART II — Other Information		18 – 20

Exhibits
Ex. 31.1 Certification Ex. 31.2 Certification Ex. 32.1 Certification Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Warrington Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$161,341,319	$174,068,344
Cash margin	127,908,760	92,436,885
Options owned, at fair value (cost $3,962,200 and $3,864,000 at March 31, 2010 and December 31, 2009, respectively)	2,283,800	3,743,250

	291,533,879	270,248,479
Interest receivable	21,986	2,875

Total assets	$291,555,865	$270,251,354

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premium $5,448,750 and $7,406,575 at March 31, 2010 and December 31, 2009, respectively)	$2,300,025	$3,398,250
Accrued expenses:
Brokerage fees	903,925	833,916
Management fees	480,408	443,177
Administrative fees	120,102	110,794
Other	106,970	113,088
Redemptions payable	3,510,286	2,298,935

Total liabilities	7,421,716	7,198,160

Partners’ Capital:
General Partner, 2,437.0184 Unit equivalents outstanding at March 31, 2010 and December 31, 2009, respectively	2,850,288	2,762,628
Limited Partners, 240,499.4409 and 229,611.6221 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	281,283,861	260,290,566

Total partners’ capital	284,134,149	263,053,194

Total liabilities and partners’ capital	$291,555,865	$270,251,354

Net Asset Value per Unit	$1,169.58	$1,133.61

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Options Owned
Indices
Puts	1,372	$2,283,800	0.80%

Total options owned		2,283,800	0.80

Options Written
Indices
Calls	1,428	(7,500)	(0.00)*
Puts	14,214	(2,292,525)	(0.81)

Total options written		(2,300,025)	(0.81)

Total fair value		$(16,225)	(0.01)%

*	Due to rounding
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

Warrington Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$15,769,214	$15,614,887
Change in net unrealized gains (losses) on open contracts	(2,417,250)	328,750

Gain (loss) from trading, net	13,351,964	15,943,637
Interest income	34,247	49,217

Total income (loss)	13,386,211	15,992,854

Expenses:
Brokerage fees including clearing fees	2,916,455	2,311,127
Management fees	1,399,178	1,146,934
Administrative fees	349,795	286,734
Other	77,315	85,625

Total expenses	4,742,743	3,830,420

Net income (loss)	8,643,468	12,162,434
Additions-Limited Partners	24,673,000	6,452,000
Redemptions-Limited Partners	(12,235,513)	(23,526,994)

Net increase (decrease) in Partners’ Capital	21,080,955	(4,912,560)
Partners’ Capital, beginning of period	263,053,194	226,153,730

Partners’ Capital, end of period	$284,134,149	$221,241,170

Net Asset Value per Unit (242,936.4593 and 210,590.0532 Units outstanding at March 31, 2010 and 2009, respectively)	$1,169.58	$1,050.58

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$35.97	$54.97

Weighted average units outstanding	240,793.2764	220,244.3151

See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

Warrington Fund L.P. (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts and options. The Partnership trades the stock indices sector. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 500,000 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2010, all trading decisions for the Partnership are made by Warrington Advisors, LLC (the “Advisor”). In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and loss of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) *	$43.41	$61.65
Interest income	0.14	0.22
Expenses and allocation to Special Limited Partner **	(7.58)	(6.90)

Increase (decrease) for the period	35.97	54.97
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,133.61	995.61

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,169.58	$1,050.58

*	Includes brokerage fees including clearing fees.
**	Excludes brokerage fees including clearing fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(7.0)%	(7.0)%

Operating expense	7.1%	7.0%
Allocation to Special Limited Partner	—%	—%

Total expenses	7.1%	7.0%

Total return:
Total return before allocation to Special Limited Partner	3.2%	5.5%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	3.2%	5.5%

***  Annualized (except allocation to Special Limited Partner, if applicable)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of option contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 16,214 and 6,948, respectively.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of option contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

	March 31, 2010
Assets
Options Owned
Indices	$2,283,800

Options owned	$2,283,800	*

Liabilities
Options Written
Indices	$(2,300,025)

Options written	$(2,300,025	)**

	December 31,
	2009
Assets
Options Owned
Indices	$3,743,250

Total options owned	$3,743,250	*

Liabilities
Options Written
Indices	$(3,398,250)

Total options written	$(3,398,250	)**

*	This amount is in “Options owned, at fair value” on the Statements of Financial Condition.

**	This amount is in “Options written, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading
Indices	$13,351,964		$15,943,637

Total	$13,351,964	***	$15,943,637	***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

4.	Fair Value Measurements:

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

     Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820 which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 1 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options owned	$2,283,800	$2,283,800	$—	$—

Total assets	$2,283,800	$2,283,800	$—	$—

Liabilities
Options written	$2,300,025	$2,300,025	$—	$—

Total liabilities	2,300,025	2,300,025	—	—

Total fair value	$(16,225)	$(16,225)	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options owned	$3,743,250	$3,743,250	$—	$—

Total assets	$3,743,250	$3,743,250	$—	$—

Liabilities
Options written	$3,398,250	$3,398,250	$—	$—

Total liabilities	3,398,250	3,398,250	—	—

Total fair value	$345,000	$345,000	$—	$—

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2010
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
     As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in ASC 460 Guarantees.
     The General Partner monitors and attempts to controls the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
     The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

6.  Critical Accounting Policies

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

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
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

Partnership’s Fair Value Measurements. The Partnership adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended March 31, 2010, the Partnership did not hold any derivative instruments that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740 Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2006.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
     Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
      Recent Accounting Pronouncements.   In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
      Net Income (Loss) per Redeemable Unit.  Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.

The Partnership’s capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on trading and expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Partnership capital increased approximately 8.0% from $263,053,194 to $284,134,149. This increase was attributable to the net income from operations of $8,643,468, coupled with additional sales of 21,421.8183 Redeemable Units of Limited Partnership Interest totaling $24,673,000, which was partially offset by the redemption of 10,533.9995 Redeemable Units of Limited Partnership Interest totaling $12,235,513. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Partnership’s Fair Value Measurements. The Partnership adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended March 31, 2010, the Partnership did not hold any derivative instruments that are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Results of Operations

     During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit increased 3.2% from $1,133.61 to $1,169.58 as compared to an increase of 5.5% in the first quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $13,351,964. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Calls and were partially offset by losses in the S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2009 of $15,943,637. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and were partially offset by losses in the S&P 500 Index Calls and the S&P 500 Index Puts.

Risk assets moved higher during the first quarter of 2010, as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout the global financial markets. The Partnership realized small gains from trading the S&P index as prices fluctuated within a range.

Majority of the gains for the quarter were realized in February. With the S&P 500 index declining aggressively, down 5.3% in three trading days in the beginning of February (and down 9.25% from the highs in the middle of January), Warrington was able to not only protect capital but also earn substantial profits. In fact, for the entire month of February Warrington’s Net Asset Value (the NAV) was greater than at the close of January, meaning that at no point in February was Warrington losing money for the month. Entering February Warrington held multiple ratio put spreads in its portfolio, anticipating a lower stock market. As the market declined in the beginning of the month, the Advisor acted preemptively to protect the portfolio against further stock market declines while retaining significant profit potential. As options expiration approached, the market stabilized and the Advisor closed its positions and locked in the Partnership’s most profitable month since February, 2009.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three months ended March 31, 2010 decreased by $14,970, as compared to the corresponding period in 2009. The decrease in interest income is due to lower U.S. Treasury bill rates during the three months ended March 31, 2010, as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 increased by $605,328, as compared to the corresponding period in 2009. The increase in brokerage fees is due to higher net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 increased by $252,244, as compared to the corresponding period in 2009. The increase in management fees is due to higher net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2010 increased by $63,061, as compared to the corresponding period in 2009. The increase in administrative fees is due to higher net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2010 and 2009, respectively. The Advisor will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the Advisor, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Value at Risk tables represent a probalistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010 and the highest, lowest and average values during the three months ended March 31, 2010. All open positions trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009. As of March 31, 2010, the Partnership’s total capital was $284,134,149.

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Indices	$102,314,028	36.01%	$191,416,509	$44,192,568	$90,439,142

Total	$102,314,028	36.01%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Credit Crisis Related Matters

Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.

In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended March 31, 2010, there were additional sales of 21,421.8183 Redeemable Units totaling $24,673,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable units were purchased by accredited investors as defined in Regulation D.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts and options.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
January 1, 2010 – January 31, 2010	3,007.4891	$1,134.93	N/A	N/A
February 1, 2010 – February 28, 2010	4,525.1882	$1,173.86	N/A	N/A
March 1, 2010 – March 31, 2010	3,001.3222	$1,169.58	N/A	N/A
Total	10,533.9995	$1,161.53

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6.	Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 ( filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2	(a)	Second Amended and Restated Limited Partnership Agreement, dated June 30, 2009 (filed as Exhibit 3.2 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Third Amended and Restated Limited Partnership Agreement, dated December 21, 2009 (filed as Exhibit 3.2 to the current report on Form 8-K filed on December 21, 2009 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2009 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10		Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 17, 2010