Form 10-Q
period 2010-06-30
WARRINGTON FUND LP
filed 2010-08-16
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-52603

WARRINGTON FUND L.P.
(Exact name of registrant as specified in its charter)

New York	20-3845577

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
522 Fifth Avenue – 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
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

Yes    No X

As of July 31, 2010, 249,173.0287 Limited Partnership Redeemable Units were outstanding.

WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Condensed Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II — Other Information		19 – 21

Exhibits
Ex. 31.1 Certification Ex. 31.2 Certification Ex. 32.1 Certification Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Warrington Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$200,201,386	$174,068,344
Cash margin	53,471,808	92,436,885
Options purchased, at fair value (cost $7,845,300 and $3,864,000 at June 30, 2010 and December 31, 2009, respectively)	27,653,475	3,743,250

	281,326,669	270,248,479
Interest receivable	13,523	2,875

Total assets	$281,340,192	$270,251,354

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,153,450	$—
Options premium received, at fair value (premium $6,161,725 and $7,406,575 at June 30, 2010 and December 31, 2009, respectively)	20,853,062	3,398,250
Accrued expenses:
Brokerage fees	810,418	833,916
Management fees	430,722	443,177
Administrative fees	107,681	110,794
Other	89,919	113,088
Redemptions payable	7,571,714	2,298,935

Total liabilities	31,016,966	7,198,160

Partners’ Capital:
General Partner, 2,650.4783 and 2,437.0184 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	2,623,470	2,762,628
Limited Partners, 250,249.0761 and 229,611.6221 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	247,699,756	260,290,566

Total partners’ capital	250,323,226	263,053,194

Total liabilities and partners’ capital	$281,340,192	$270,251,354

Net asset value per unit	$989.81	$1,133.61

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Indices	276	$(1,153,450)	(0.46)%

Total futures contracts purchased		(1,153,450)	(0.46)

Options Purchased
Indices
Puts	2,898	27,653,475	11.05

Total options purchased		27,653,475	11.05

Options Premium Received
Indices
Calls	2,999	(37,487)	(0.02)
Puts	5,934	(20,815,575)	(8.31)

Total options premium received		(20,853,062)	(8.33)

Total fair value		$5,646,963	2.26%

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Purchased
Indices
Puts	966	$3,743,250	1.42%

Total options purchased		3,743,250	1.42

Options Premium Received
Indices
Calls	552	(34,500)	(0.01)
Puts	9,246	(3,363,750)	(1.28)

Total options premium received		(3,398,250)	(1.29)

Total fair value		$345,000	0.13%

See accompanying notes to financial statements.

Warrington Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(44,700,770)	$13,886,492	$(28,931,556)	$29,501,379
Change in net unrealized gains (losses) on open contracts	2,493,063	892,485	75,813	1,221,235

Gain (loss) from trading, net	(42,207,707)	14,778,977	(28,855,743)	30,722,614
Interest income	69,161	46,497	103,408	95,714

Total income (loss)	(42,138,546)	14,825,474	(28,752,335)	30,818,328

Expenses:
Brokerage fees including clearing fees	2,906,507	2,538,139	5,822,962	4,849,266
Management fees	1,367,054	1,157,348	2,766,232	2,304,282
Administrative fees	341,764	289,337	691,559	576,071
Other	75,022	64,407	152,337	150,032

Total expenses	4,690,347	4,049,231	9,433,090	7,879,651

Net income (loss)	(46,828,893)	10,776,243	(38,185,425)	22,938,677
Additions-Limited Partners	32,902,000	15,355,000	57,575,000	21,807,000
Additions-General Partner	250,000	—	250,000	—
Redemptions-Limited Partners	(20,134,030)	(20,676,496)	(32,369,543)	(44,203,490)

Net increase (decrease) in Partners’ Capital	(33,810,923)	5,454,747	(12,729,968)	542,187
Partners’ Capital, beginning of period	284,134,149	221,241,170	263,053,194	226,153,730

Partners’ Capital, end of period	$250,323,226	$226,695,917	$250,323,226	$226,695,917

Net asset value per unit (252,899.5544 and 205,956.9444 units outstanding at June 30, 2010 and 2009, respectively)	$989.81	$1,100.70	$989.81	$1,100.70

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(179.77)	$50.12	$(143.80)	$105.09

Weighted average units outstanding	259,436.6473	215,239.8958	250,114.9618	217,742.1055

See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

1.	General:

Warrington Fund L.P. (the “Partnership”) is a limited partnership organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts and options. The Partnership trades the stock indices sector. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 500,000 redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of June 30, 2010, all trading decisions for the Partnership are made by Warrington Advisors, LLC (the “Advisor”). In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership.

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and loss of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) or (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative GAAP and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$(173.16)	$56.92	$(129.75)	$118.57
Interest income	0.27	0.21	0.41	0.43
Expenses and allocation to Special Limited Partner **	(6.88)	(7.01)	(14.46)	(13.91)

Increase (decrease) for the period	(179.77)	50.12	(143.80)	105.09
Net asset value per Redeemable Unit, beginning of period	1,169.58	1,050.58	1,133.61	995.61

Net asset value per Redeemable Unit, end of period	$989.81	$1,100.70	$989.81	$1,100.70

*	Includes brokerage fees including clearing fees.
**	Excludes brokerage fees including clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.8)%	(7.2)%	(7.0)%	(7.0)%

Operating expense	6.9%	7.3%	7.1%	7.1%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	6.9%	7.3%	7.1%	7.1%

Total return:
Total return before allocation to Special Limited Partner	(15.4)%	4.8%	(12.7)%	10.6%
Allocation to Special Limited Partner	—	—	—	—

Total return after allocation to Special Limited Partner	(15.4)%	4.8%	(12.7)%	10.6%

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

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 368 and 0, respectively. The average number of futures contracts traded for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were 184 and 0, respectively. The average number of option contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 13,814 and 13,370, respectively. The average number of option contracts traded for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were 15,014 and 10,159, respectively.

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2010
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

The following tables indicate the fair values of derivative instruments of option contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

	June 30, 2010
Liabilities
Futures Contracts
Indices	$(1,153,450)

Total unrealized depreciation on open futures contracts	$(1,153,450)

Net unrealized depreciation on open futures contracts	$(1,153,450	)*

Assets
Options Purchased
Indices	$27,653,475

Options purchased	$27,653,475	**

Liabilities
Options Premium Received
Indices	$(20,853,062)

Options premium received	$(20,853,062	)***

	December 31,
	2009
Assets
Options Purchased
Indices	$3,743,250

Total options purchased	$3,743,250	**

Liabilities
Options Premium Received
Indices	$(3,398,250)

Total options premium received	$(3,398,250	)***

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Indices	$(42,207,707)		$14,778,977		$(28,855,743)		$30,722,614

Total	$(42,207,707	)****	$14,778,977	****	$(28,855,743	)****	$30,722,614	****

****	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2010
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

In 2009, the Partnership adopted amendments to ASC 820, which reaffirm that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that, based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 1 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options purchased	$27,653,475	$27,653,475	$—	$—

Total assets	$27,653,475	$27,653,475	$—	$—

Liabilities
Futures	$1,153,450	$1,153,450	$—	$—
Options premium received	20,853,062	20,853,062	—	—

Total liabilities	22,006,512	22,006,512	—	—

Total fair value	$5,646,963	$5,646,963	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Options purchased	$3,743,250	$3,743,250	$—	$—

Total assets	$3,743,250	$3,743,250	$—	$—

Liabilities
Options premium received	$3,398,250	$3,398,250	$—	$—

Total liabilities	3,398,250	3,398,250	—	—

Total fair value	$345,000	$345,000	$—	$—

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2010
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
     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.
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
     As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in ASC 460, Guarantees.
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
June 30, 2010
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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     ASC 740 Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2006.

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
     Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
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
      In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
      Net Income (Loss) per Redeemable Unit.  Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Partnership capital decreased approximately 4.8% from $263,053,194 to $250,323,226. This decrease was attributable to the net loss from operations of $38,185,425, coupled with the redemption of 30,060.8019 Redeemable Units totaling $32,369,543, which was partially offset by the additional sales of 50,698.2559 Redeemable Units totaling $57,575,000 and 213.4599 General Partner unit equivalents totaling $250,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Results of Operations

During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 15.4% from $1,169.58 to $989.81 as compared to an increase of 4.8% in the second quarter of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $42,207,707. Losses were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, the S&P 500 Index Calls and the S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2009 of $14,778,977. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, the S&P 500 Index Calls and the S&P 500 Index Puts.

Equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ abilities to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as volatile market conditions in the equity markets proved difficult for trading.

The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies, weighed on sentiment. Losses for the quarter were primarily attributed to the performance in May.

In April, the Partnership generated profits as the first half of the month saw a continuation of the slow, grinding higher action witnessed since the February lows. Volatility picked up in the latter half of the month which allowed the Partnership to add to those gains with positions that expired at the end of the month, although small mark to market losses on open May positions tempered net gains. These profits were offset by losses in May as unprecedented activity, specifically the “Flash Crash” on May 6th, created a difficult market for trading. On May 6th the equity markets and the Partnership both lost around four percentage points, and the weakness continued when the markets opened the following day. As protection against further declines adverse to the portfolio, the Advisor covered all exposed short put positions. The European Central Bank unexpectedly announced a $1 trillion debt swap plan that weekend to stabilize the market. As a result, the equity market jumped higher on Monday and continued to rally for the next few days. As a result of covering the positions, losses were realized. Given the violent market action during the month of May, the portfolio anticipated further volatility by scaling back to smaller than average positions in the Partnership and by implementing tighter hedging triggers. Small losses were recorded in June as equity volatility continued.

During the Partnership’s six months ended June 30, 2010, the net asset value per Redeemable Unit decreased 12.7% from $1,133.61 to $989.81 as compared to an increase of 10.6% for the six months ended June 30, 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2010 of $28,855,743. Losses were primarily attributable to the trading of commodity futures in the S&P 500 Index Puts and were partially offset by gains in the S&P 500 Index futures and the S&P 500 Index Calls. The Partnership experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2009 of $30,722,614. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, the S&P 500 Index Calls and the S&P 500 Index Puts.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the potential profit or loss. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and six months ended June 30, 2010 increased by $22,664 and $7,694, respectively as compared to the corresponding periods in 2009. The increase in interest income is due to higher average net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2010 increased by $368,368 and $973,696, respectively as compared to the corresponding periods in 2009. The increase in brokerage fees is due to higher average net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three and six months ended June 30, 2010 increased by $209,706 and $461,950, respectively as compared to the corresponding periods in 2009. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2010 increased by $52,427 and $115,488, respectively as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2010, as compared to the corresponding periods in 2009.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2010 and 2009, respectively. The Advisor will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010 and the highest, lowest and average values during the three months ended June 30, 2010. All open positions trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009. As of June 30, 2010, the Partnership’s total capital was $250,323,226.

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Indices	$48,217,776	19.26%	$163,798,072	$2,186,816	$40,898,524

Total	$48,217,776	19.26%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes to the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A. Risk Factors
      There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2010 except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
      Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended June 30, 2010, there were additional sales of 29,276.4376 Redeemable Units totaling $32,902,000 and 213.4599 General Partner unit equivalents totaling $250,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts and options.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
April 1, 2010 – April 30, 2010	4,204.8151	$1,171.18	N/A	N/A
May 1, 2010 – May 31, 2010	7,672.3231	$995.49	N/A	N/A
June 1, 2010 – June 30, 2010	7,649.6642	$989.81	N/A	N/A
Total	19,526.8024	$1,031.10

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None

Item 6.	Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 ( filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	(a)	Second Amended and Restated Limited Partnership Agreement, dated June 30, 2009 (filed as Exhibit 3.2 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Third Amended and Restated Limited Partnership Agreement, dated December 21, 2009 (filed as Exhibit 3.2 to the current report on Form 8-K filed on December 21, 2009 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2009 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10		Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	August 16, 2010