Form 10-Q
period 2010-09-30
WARRINGTON FUND LP
filed 2010-11-12
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes X  No -
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes -  No -
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer -	Accelerated filer -	Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company -
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes -  No X
As of October 31, 2010, 234,926.1680 Limited Partnership Redeemable Units were outstanding.

WARRINGTON FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Condensed Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18

Item 4.	Controls and Procedures	19

PART II — Other Information		20 – 22

Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Warrington Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$100,025,215	$174,068,344
Cash margin	150,559,573	92,436,885
Options purchased, at fair value (cost $8,083,350 and $3,864,000 at September 30, 2010 and December 31, 2009, respectively)	7,236,375	3,743,250

	257,821,163	270,248,479
Interest receivable	18,109	2,875

Total assets	$257,839,272	$270,251,354

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $12,519,913 and $7,406,575 at September 30, 2010 and December 31, 2009, respectively)	$5,783,150	$3,398,250
Accrued expenses:
Brokerage fees	787,675	833,916
Management fees	418,583	443,177
Administrative fees	104,646	110,794
Other	118,576	113,088
Redemptions payable	7,107,990	2,298,935

Total liabilities	14,320,620	7,198,160

Partners’ Capital:
General Partner, 2,650.4783 and 2,437.0184 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	2,691,137	2,762,628
Limited Partners, 237,188.0194 and 229,611.6221 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	240,827,515	260,290,566

Total partners’ capital	243,518,652	263,053,194

Total liabilities and partners’ capital	$257,839,272	$270,251,354

Net asset value per unit	$1,015.34	$1,133.61

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Options Purchased
Indices
Puts	3,450	$7,236,375	2.97%

Total options purchased		7,236,375	2.97

Options Premium Received
Indices
Calls	3,112	(63,050)	(0.02)
Puts	16,008	(5,720,100)	(2.35)

Total options premium received		(5,783,150)	(2.37)

Total fair value		$1,453,225	0.60%

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

Warrington Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$8,753,275	$2,556,090	$(20,178,281)	$32,057,469
Change in net unrealized gains (losses) on open contracts	1,926,400	3,071,220	2,002,213	4,292,455

Gain (loss) from trading, net	10,679,675	5,627,310	(18,176,068)	36,349,924
Interest income	67,225	51,584	170,633	147,298

Total income (loss)	10,746,900	5,678,894	(18,005,435)	36,497,222

Expenses:
Brokerage fees including clearing fees	2,627,210	2,450,049	8,450,172	7,299,315
Management fees	1,268,577	1,186,856	4,034,809	3,491,138
Administrative fees	317,144	296,713	1,008,703	872,784
Other	75,128	57,768	227,465	207,800

Total expenses	4,288,059	3,991,386	13,721,149	11,871,037

Net income (loss)	6,458,841	1,687,508	(31,726,584)	24,626,185
Additions-Limited Partners	7,447,000	15,218,000	65,022,000	37,025,000
Additions-General Partner	—	—	250,000	—
Redemptions-Limited Partners	(20,710,415)	(3,055,748)	(53,079,958)	(47,259,238)

Net increase (decrease) in Partners’ Capital	(6,804,574)	13,849,760	(19,534,542)	14,391,947
Partners’ Capital, beginning of period	250,323,226	226,695,917	263,053,194	226,153,730

Partners’ Capital, end of period	$243,518,652	$240,545,677	$243,518,652	$240,545,677

Net asset value per unit (239,838.4977 and 216,997.4670 units outstanding at September 30, 2010 and 2009, respectively)	$1,015.34	$1,108.52	$1,015.34	$1,108.52

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$25.53	$7.82	$(118.27)	$112.91

Weighted average units outstanding	252,023.6499	214,387.1478	250,751.1912	216,623.7863

See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2010
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of September 30, 2010, all trading decisions for the Partnership are made by Warrington Advisors, LLC (the “Advisor”). In addition, Warrington Trading LLC, an affiliate of the Advisor, is a special limited partner (the “Special Limited Partner”) of the Partnership.
The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and loss of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
2.	Financial Highlights:
Changes in net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$31.85	$14.76	$(97.90)	$133.33
Interest income	0.26	0.25	0.67	0.68
Expenses and allocation to Special Limited Partner **	(6.58)	(7.19)	(21.04)	(21.10)

Increase (decrease) for the period	25.53	7.82	(118.27)	112.91
Net asset value per unit, beginning of period	989.81	1,100.70	1,133.61	995.61

Net asset value per unit, end of period	$1,015.34	$1,108.52	$1,015.34	$1,108.52

*	Includes brokerage fees including clearing fees.
**	Excludes brokerage fees including clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.8)%	(6.7)%	(6.9)%	(6.9)%

Operating expense	6.9%	6.8%	7.0%	7.0%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	6.9%	6.8%	7.0%	7.0%

Total return:
Total return before allocation to Special Limited Partner	2.6%	0.7%	(10.4)%	11.3%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	2.6%	0.7%	(10.4)%	11.3%

***	Annualized (except allocation to Special Limited Partner, if applicable)

****	Interest income less total expenses
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
The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, have been met.
All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 0, respectively. The average number of futures contracts traded for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 123 and 0, respectively. The average number of option contracts traded for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 12,354 and 15,254, respectively. The average number of option contracts traded for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 14,127 and 11,857, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital.
The following tables indicate the fair values of derivative instruments of option contracts as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

	September 30, 2010
Assets
Options Purchased
Indices	$7,236,375

Options purchased	$7,236,375	*

Liabilities
Options Premium Received
Indices	$(5,783,150)

Options premium received	$(5,783,150	)**

	December 31,
	2009
Assets
Options Purchased
Indices	$3,743,250

Total options purchased	$3,743,250	*

Liabilities
Options Premium Received
Indices	$(3,398,250)

Total options premium received	$(3,398,250	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Indices	$10,679,675		$5,627,310		$(18,176,068)		$36,349,924

Total	$10,679,675	***	$5,627,310	***	$(18,176,068	)***	$36,349,924	***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2010
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
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Options purchased	$7,236,375	$7,236,375	$—	$—

Total assets	$7,236,375	$7,236,375	$—	$—

Liabilities
Options premium received	$5,783,150	$5,783,150	$—	$—

Total liabilities	5,783,150	5,783,150	—	—

Total fair value	$1,453,225	$1,453,225	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Options purchased	$3,743,250	$3,743,250	$—	$—

Total assets	$3,743,250	$3,743,250	$—	$—

Liabilities
Options premium received	$3,398,250	$3,398,250	$—	$—

Total liabilities	3,398,250	3,398,250	—	—

Total fair value	$345,000	$345,000	$—	$—

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2010
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
Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
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
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
The following are the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2007.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
Recent Accounting Pronouncements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
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
Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit and General Partner Unit Equivalents is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.
7. Subsequent Event:
In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, options contracts owned and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.
The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions and redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2010, Partnership capital decreased approximately 7.4% from $263,053,194 to $243,518,652. This decrease was attributable to the net loss from operations of $31,726,584, coupled with the redemption of 50,582.9948 Redeemable Units totaling $53,079,958, which was partially offset by the additional sales of 58,159.3921 Redeemable Units totaling $65,022,000 and 213.4599 General Partner unit equivalents totaling $250,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Results of Operations
During the Partnership’s third quarter of 2010, the net asset value per unit increased 2.6% from $989.81 to $1,015.34 as compared to an increase of 0.7% in the third quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $10,679,675. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, and were partially offset by losses in the S&P 500 Index Calls and the S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2009 of $5,627,310. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, the S&P 500 Index Calls and the S&P 500 Index Puts.
The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales also disappointed. As the quarter come to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Gains were realized for the quarter primarily in August.
After a strong rally in July, the S&P 500 index immediately ran up against resistance in the 1125 area. The Partnership was positioned to take advantage of a bearish move in the index against the previous trend and captured profits in ratio put spreads as prices dropped. After a few days of unsuccessful attempts to break though the 1125 resistance level, the S&P futures dramatically declined 4.8% in just two days. The Partnership realized profits in a steadily declining stock market as the S&P futures declined by 7.9% from high to low during the month.
During the Partnership’s nine months ended September 30, 2010, the net asset value per unit decreased 10.4% from $1,133.61 to $1,015.34 as compared to an increase of 11.3% for the nine months ended September 30, 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2010 of $18,176,068. Losses were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts and were partially offset by gains in the S&P 500 Index futures. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2009 of $36,349,924. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, the S&P 500 Index Calls and the S&P 500 Index Puts.
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
Interest income on 80% of the Partnership’s daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership’s assets in cash and/or place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income for the three and nine months ended September 30, 2010 increased by $15,641 and $23,335, respectively, as compared to the corresponding periods in 2009. The increase in interest income is due to higher average daily equity maintained in cash during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2010 increased by $177,161 and $1,150,857, respectively, as compared to the corresponding periods in 2009. The increase in brokerage fees is due to higher average net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.
Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for three and nine months ended September 30, 2010 increased by $81,721 and $543,671, respectively, as compared to the corresponding periods in 2009. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.
Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2010 increased by $20,431 and $135,919, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009.
Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2010 and 2009, respectively. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010 and the highest, lowest and average values during the three months ended September 30, 2010. All open positions trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009. As of September 30, 2010, the Partnership’s total capital was $243,518,652.
September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Indices	$121,610,238	49.94%	$123,266,652	$1,694,925	$53,981,285

Total	$121,610,238	49.94%

*	Average of month-end Values at Risk

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
There are no material changes to the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports ended March 31, 2010 June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2010, there were additional sales of 7,461.1362 Redeemable Units totaling $7,447,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts and options.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	3,682.6083	$985.16	N/A	N/A
August 1, 2010 – August 31, 2010	9,838.9840	$1,013.77	N/A	N/A
September 1, 2010 – September 30, 2010	7,000.6006	$1,015.34	N/A	N/A
Total	20,522.1929	$1,009.17

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3.   Defaults Upon Senior Securities – None
Item 4.   [Removed and Reserved]
Item 5.   Other Information – None

Item 6.   Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	(a)	Second Amended and Restated Limited Partnership Agreement, dated June 30, 2009 (filed as Exhibit 3.2 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Third Amended and Restated Limited Partnership Agreement, dated December 21, 2009 (filed as Exhibit 3.2 to the current report on Form 8-K filed on December 21, 2009 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2009 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10		Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis

Walter Davis
President and Director

Date:	November 12, 2010

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer)

Date:	November 12, 2010