Form 10-K
period 2010-12-31
WARRINGTON FUND LP
filed 2011-03-31
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 000-52603
WARRINGTON FUND L.P.

(Exact name of registrant as specified in its charter)

New York	20-3845577

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue, 14th floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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
Yes                 No  X
Limited Partnership Redeemable Units with an aggregate value of $200,339,684 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2011, 197,025.0899 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I

Item 1.	Business.
     (a) General Development of Business. Warrington Fund L.P. (the “Partnership”) is a limited partnership organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and options contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 500,000 Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
     During the initial offering period (January 17, 2006 to February 21, 2006), the Partnership sold 108,279 redeemable units of limited partnership interest (“Redeemable Units”) at $1,000 per Redeemable Unit, as well as 300 units of special limited partnership interest at $1,000 per Redeemable Unit. In order to form the Partnership, the General Partner and an initial limited partner, each contributed $1,000 to the Partnership for one unit of general partnership interest and limited partnership interest, respectively. The Partnership commenced its operations on February 21, 2006. No securities which represent an equity interest or any other interest in the Partnership trade on any public market. Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 28 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2010, all of the trading decisions for the Partnership are made by the Advisor (defined below). A description of the trading activities and focus of the Advisor is included on page 7 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
     The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
     The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner (defined below), in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
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
     For the period January 1, 2010 through December 31, 2010, the approximate average market sector allocation for the Partnership was 100% indices.
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
     The General Partner has entered into a management agreement (the “Management Agreement”) with Warrington Advisors, LLC (“Warrington,” the “Special Limited Partner,” or the “Advisor”), a registered commodity trading advisor. Scott C. Kimple, the sole principal of Warrington, is currently employed by Morgan Stanley Smith Barney LLC and a selling agent for the Partnership. The Advisor will make all commodity trading decisions for the

Partnership and is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end adjusted Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
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
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 5/16 of 1% (3.75% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. This fee does not include exchange, give-up, user, clearing, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) which are borne by the Partnership. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008 and 2007 and for the period from February 21, 2006 (commencement of trading operations) to December 31, 2006, is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2010 was $222,241,881.
     (c) Narrative Description of Business.
          See Paragraphs (a) and (b) above.
          (i) through (xii) — Not applicable.
          (xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long-lived assets, and therefore this item is not applicable.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage fees and management fees. Fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.
An investor’s ability to redeem units is limited.
     An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.
Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

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
     There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
      The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
      On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
      The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
     (a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of limited partnership interest.
     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2010 was 1,736.
     (c) Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.
     (d) Securities Authorized for Issuance Under Equity Compensation Plans. None
     (e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2010, there were additional subscriptions of 62,812.7486 Redeemable Units totaling $69,739,000 and General Partner contributions representing 213.4599 unit equivalents totaling $250,000. For the twelve months ended December 31, 2009, there were additional subscriptions of 52,976.2953 Redeemable Units totaling $57,366,000 and General Partner contributions representing 2,236.9147 unit equivalents totaling $2,455,036. For the twelve months ended December 31, 2008, there were additional subscriptions of 74,341.9316 Redeemable Units totaling $90,506,635 and 1,840.4704 an allocation of Redeemable Units of Special Limited Partnership Interest totaling $2,378,053.
     The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.
     Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.
     (f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
October 1, 2010 – October 31, 2010	5,378.0489	$1,005.52	N/A	N/A
November 1, 2010 – November 30, 2010	9,639.5267	$1,023.23	N/A	N/A
December 1, 2010 – December 31, 2010	10,684.2792	$1,015.78	N/A	N/A
	25,701.8548	$1,016.43

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6.	Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008 and 2007, and for the period from February 21, 2006 (commencement of trading operations) to December 31, 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

					Period from February 21,
					2006 (commencement of
					trading operation) to
	2010	2009	2008	2007	December 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage fees (including clearing fees) of $11,051,196, $9,983,103, $11,991,502, $12,630,719 and $9,469,977, respectively	$(24,972,220)	$36,618,429	$(57,241,118)	$28,545,037	$28,205,311

Interest income	228,292	161,984	3,161,288	9,716,417	8,158,695

	(24,743,928)	$36,780,413	$(54,079,830)	$38,261,454	$36,364,006

Net income (loss) before allocation to Special Limited Partner	$(31,596,289)	$30,558,856	$(61,788,821)	$30,880,446	$30,918,884

Allocation to Special Limited Partner	$—	$—	$(2,378,053)	$(5,157,469)	$(4,552,615)

Net income (loss) after allocation to Special Limited Partner	$(31,596,289)	$30,558,856	$(64,166,874)	$25,722,977	$26,366,269

Increase (decrease) in net asset value per unit	$(117.83)	$138.00	$(253.85)	$131.71	$117.75

Net asset value per unit	$1,015.78	$1,133.61	$995.61	$1,249.46	$1,117.75

Total assets	$235,854,382	$270,251,354	$242,555,912	$284,883,866	$307,889,348

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Overview
     The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures and forward contracts in those markets.
     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to Warrington. The General Partner employs a team of approximately 40 professionals whose primary emphasis is to the Advisor on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
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
     As a managed futures partnership, the Partnership’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives. Based on 2010 results, the General Partner continues to believe the Advisor’s program has met the Partnership’s objectives and expects to continue to allocate the Partnership’s assets to the Advisor and this program unless otherwise indicated.
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year of December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as “pyramiding”, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 40.7%.
     In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the limited partners that have purchased interests in the Partnership in limited the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. The limited liability is a consequence of the Partnership as a limited Partnership under applicable law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s counterparty is an exchange or clearing organization.

     As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees.
     The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements).
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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce net asset value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 76,284.8496 Redeemable Units were redeemed totaling $79,204,024. For the year ended December 31, 2009, 50,314.8532 Redeemable Units were redeemed totaling $53,480,428. For the year ended December 31, 2008, 65,710.7432 Redeemable Units were redeemed totaling $73,330,014, and 5,968.2288 Units of Special Limited Partnership Interest totaling $7,487,599 and 1,631.0000 of General Partner unit equivalents totaling $1,973,412 were redeemed.
     For the year ended December 31, 2010, there we additional sales of 62,812.7486 Redeemable Units totaling $69,739,000 and General Partner contributions representing 213.4599 unit equivalents totaling $250,000. For the year ended December 31, 2009, there were additional sales of 52,976.2953 Redeemable Units totaling $57,366,000 and General Partner contributions representing 2,236.9147 unit equivalents totaling $2,455.036. For the year ended December 31, 2008, there were additional sales of 74,341.9316 Redeemable Units totaling $90,506,635 and an allocation of 1,840.4704 Redeemable Units of Special Limited Partnership Interest totaling $2,378,053.

     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit decreased 10.4% from $1,133.61 to $1,015.78. For the year ended December 31, 2009, the net asset value per unit increased 13.9% from $995.61 to $1,133.61. For the year ended December 31, 2008, the net asset per value unit decreased 20.3% from $1,249.46 to $995.61.
     The Partnership experienced a net trading loss of $13,921,024 before brokerage fees and related fees in 2010. Losses were primarily attributable to the trading of the S&P Index Calls and Puts and offset by gains in S&P Index futures. The net trading gain or loss for the Partnership is discussed on page 27 under Item 8. Financial Statements and Supplementary Data.
     2010 proved to be a difficult year for Warrington as the market movements in the S&P 500 were quite volatile given the continued global financial calamity. During the first quarter of the year Warrington made some gains by continuing to implement their debit spread strategy in the S&P 500 ( by ) but as concerns grew about the financial health of the United States as well as Europe the markets became much more volatile. The biggest story in 2010 came during the flash crash of May 6th, 2010, which saw a 1,000 point move in the Dow Jones reverse almost to the exact valuation it opened at on that day in May. The volatility associated with these market moves had a significant impact on the S&P 500 and Warrington’s strategy took a significant loss due to (given ) both their original portfolio positioning and subsequent decision to eliminate exposure given how quickly the market moved against them and how quickly it corrected itself. Despite the losses in 2010 performance was largely driven by this seismic event in May as modest gains were made throughout the second half of 2010 but were not enough to absorb the losses in May.
     The Partnership experienced a net trading gain of $46,601,532 before fees and related fees in 2009. Gains were primarily attributable to the trading of the S&P 500 Index futures, S&P Index Calls and Puts.
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
     The S&P 500 posted another strong third quarter. While profitable in this market rally, the Partnership’s advisor recognized a market phenomenon that had been difficult to trade. When stocks declined for 2 to 3 days, the VIX spiked appreciably and the anecdotal “fear” in the market climbed rapidly. This rapid escalation in “fear” tended to dampen market downside moves, as the worst declines tended to come when market participants failed to fully appreciate the magnitude of the decline until significant damage had already occurred.
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

     Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and twelve months ended December 31, 2010 increased by $42,973 and $66,308, respectively, as compared to the corresponding periods in 2009. The increase in interest income is due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended December 31, 2010 decreased by $82.764 due to lower average net assets as compared to the corresponding period in 2009, and for the twelve months ended December 31, 2010 increased by $1,068,093 due to higher average net assets, as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for three months ended December 31, 2010 decreased by $81,773 due to lower average net assets as compared to the corresponding period in 2009, and for the twelve months ended December 31, 2010 increased by $461,898, due to higher average net assets, as compared to the corresponding periods in 2009.
     Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended December 31, 2010 decreased $20,443 due to lower average net assets as compared to the corresponding period in 2009, and for the twelve months ended December 31, 2010 increased by $115,476 due to higher average net assets, as compared to the corresponding periods in 2009.
     Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and twelve months ended December 31, 2010 and 2009, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $262,170 and $204,962, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $40,139 and $43,917, respectively.

     The Partnership experienced a net trading loss, before brokerage fees and related fees in 2008 of $45,249,616. Losses were primarily attributable to the trading of S&P 500 Index Puts and were partially offset by gains in S&P 500 Index futures and S&P 500 Index Calls.
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
      In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considered the Advisor’s past performance, trading style, volatility of the markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
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
     Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.
     The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership considers prices for exchange traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4. “Trading Activities” on the financial statements.
     Options. The Partnership may purchase and write (sell), both exchange listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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
     “Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.
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
     In the case of market sensitive instruments which are not exchange-traded. the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s futures and forward contracts does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
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
The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probalistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and 2009 and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2010, the Partnership’s total capitalization was $222,241,881.
December 31, 2010

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Indices	$35,745,980	16.08%	$153,426,986	$1,694,925	$57,779,840

Total	$35,745,980	16.08%

     As of December 31, 2009, the Partnership’s total capitalization was $263,053,194.
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Indices	$74,225,508	28.22%	$205,991,318	$275,400	$82,956,269

Total	$74,225,508	28.22%

*	Annual average of month-end Value at Risk
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
     Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 2010, by market sector.
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
     The General Partner monitors the Partnership’s performance and the concentration of open positions, and consults with the Advisor concerning the Partnership’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.
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
WARRINGTON FUND L.P.
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Condensed Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements.

To the Limited Partners of
Warrington Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Warrington Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control Over Financial Reporting
EX-10.1.B
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Management’s Report on Internal Control Over Financial Reporting

The management of Warrington Fund L.P. (the Partnership), Ceres Managed Futures LLC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Warrington Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Warrington Fund L.P.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Warrington Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Warrington Fund L.P.:
We have audited the accompanying statements of financial condition of Warrington Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Warrington Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Warrington Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Warrington Fund L.P. (formerly known as Smith Barney Warrington Fund L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Warrington Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Equity in trading account:
Cash (Note 3c)	$189,733,118	$174,068,344
Cash margin (Note 3c)	44,588,913	92,436,885
Options purchased, at fair value (cost $4,225,973 and $3,864,000 at December 31, 2010 and 2009, respectively)	1,517,063	3,743,250

	235,839,094	270,248,479
Interest receivable (Note 3c)	15,288	2,875

Total assets	$235,854,382	$270,251,354

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $6,851,750 and $7,406,575 at December 31, 2010 and 2009, respectively)	$1,423,500	$3,398,250
Accrued expenses:
Brokerage fees (Note 3c)	732,597	833,916
Management fees (Note 3b)	389,302	443,177
Administrative fees (Note 3a)	97,326	110,794
Professional fees	92,360	87,939
Other	24,539	25,149
Redemptions payable (Note 5)	10,852,877	2,298,935

Total liabilities	13,612,501	7,198,160

Partners’ Capital (Notes 1 and 5):
General Partner, 2,650.4783 and 2,437.0184 unit equivalents outstanding at December 31, 2010 and 2009, respectively	2,692,303	2,762,628
Special Limited Partner 0.0000 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	—	—
Limited Partners, 216,139.5211 and 229,611.6221 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	219,549,578	260,290,566

Total partners’ capital	222,241,881	263,053,194

Total liabilities and partners’ capital	$235,854,382	$270,251,354

Net asset value per unit	$1,015.78	$1,133.61

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Purchased
Indices
Puts	2,465	$1,517,063	0.68%

Total options purchased		1,517,063	0.68

Options Premium Received
Indices
Calls	4,840	(60,500)	(0.03)
Puts	11,020	(1,363,000)	(0.61)

Total options premium received		(1,423,500)	(0.64)

Total fair value		$93,563	0.04%

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

Warrington Fund L.P.
Statements of Income and Expenses
for the years ended 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(12,752,789)	$42,716,207	$(44,464,116)
Change in net unrealized gains (losses) on open contracts	(1,168,235)	3,885,325	(785,500)

Gain (loss) from trading, net	(13,921,024)	46,601,532	(45,249,616)
Interest income (Note 3c)	228,292	161,984	3,161,288

Total income (loss)	(13,692,732)	46,763,516	(42,088,328)

Expenses:
Brokerage fees including clearing fees (Note 3c)	11,051,196	9,983,103	11,991,502
Management fees (Note 3b)	5,240,041	4,778,143	5,873,616
Administrative fees (Note 3a)	1,310,011	1,194,535	1,468,406
Professional fees	262,170	204,962	299,959
Other	40,139	43,917	67,010

Total expenses	17,903,557	16,204,660	19,700,493

Net income (loss) before allocation to Special Limited Partner	(31,596,289)	30,558,856	(61,788,821)
Allocation to Special Limited Partner (Note 3b)	—	—	(2,378,053)

Net income (loss) after allocation to Special Limited Partner	$(31,596,289)	$30,558,856	$(64,166,874)

Net income (loss) per unit (Note 6)	$(117.83)	$138.00	$(253.85)

Weighted average units outstanding	247,324.0124	219,931.8990	250,116.7518

See accompanying notes to financial statements.

Warrington Fund L.P.
Statements of Changes in Partner’s Capital
for the years ended 2010, 2009 and 2008

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total

Partner’s Capital at December 31, 2007	$272,781,581	$5,157,469	$2,287,891	$280,226,941
Subscriptions of 74,341.9316 Redeemable Units	90,506,635	—	—	90,506,635
Allocation of 1,840.4704 Redeemable Units to Special Limited Partner	—	2,378,053	—	2,378,053
Redemptions of 65,710.7432 Redeemable Units 1,631.0000 Units of General Partner unit equivalents	(73,330,014)	—	(1,973,412)	(75,303,426)
Redemptions of 5,968.2288 Redeemable Units	—	(7,487,599)	—	(7,487,599)
Net income (loss) available for pro rata distribution	(64,003,697)	(47,923)	(115,254)	(64,166,874)

Partner’s Capital at December 31, 2008	225,954,505	—	199,225	226,153,730
Subscriptions of 52,976.2953 Redeemable Units and 2,236.9147 Units of General Partner unit equivalents	57,366,000	—	2,455,036	59,821,036
Redemptions of 50,314.8532 Redeemable Units	(53,480,428)	—	—	(53,480,428)
Net income (loss) available for pro rata distribution	30,450,489	—	108,367	30,558,856

Partner’s Capital at December 31, 2009	260,290,566	—	2,762,628	263,053,194
Subscriptions of 62,812.7486 Redeemable Units and 213.4599 Units of General Partner unit equivalents	69,739,000	—	250,000	69,989,000
Redemptions of 76,284.8496 Redeemable Units	(79,204,024)	—	—	(79,204,024)
Net income (loss) available for pro rata distribution	(31,275,964)	—	(320,325)	(31,596,289)

Partner’s Capital at December 31, 2010	$219,549,578	$—	$2,692,303	$222,241,881

Net asset value per unit:

2008:	$995.61

2009:	$1,133.61

2010:	$1,015.78

See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Warrington Fund L.P., (the “Partnership”) is a limited partnership organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and options contracts. The Partnership trades the stock indices sector. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers up to 500,000 redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and loss of the Partnership, after the allocation to the Special Limited Partner (defined in Note 3c.), in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2010

unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities”.

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2010	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Options purchased	$1,517,063	$1,517,063	$—	$—

Total assets	1,517,063	1,517,063	—	—

Liabilities
Options premium received	$1,423,500	$1,423,500	$—	$—

Total liabilities	1,423,500	1,423,500	—	—

Total fair value	$93,563	$93,563	$—	$—

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2010

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Options purchased	$3,743,250	$3,743,250	$—	$—

Total assets	3,743,250	3,743,250	—	—

Liabilities
Options premium received	$3,398,250	$3,398,250	$—	$—

Total liabilities	3,398,250	3,398,250	—	—

Total fair value	$345,000	$345,000	$—	$—

d.	Options. The Partnership may purchase and write (sell) both exchange listed and over-the-counter (“OTC”), options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

e.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

g.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2010

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Warrington Advisors, LLC (the “Special Limited Partner,” or the “Advisor”), a registered commodity trading advisor. Scott C. Kimple, the sole principal of Warrington, is currently employed by Morgan Stanley Smith Barney LLC and a selling agent for the Partnership. As compensation for services, the Partnership pays the Advisor a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considered the Advisor’s past performance, trading style, volatility of the markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to CGM equal to 5/16 of 1% (3.75% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. This fee does not include exchange, give-up, user, clearing, floor brokerage and National Futures Association fees (collectively the “clearing fees”) which will be borne by the Partnership. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2010

Futures Trading Commission regulations. At December 31, 2010, and 2009, the amounts of cash held for margin requirements were $44,588,913 and $92,436,885, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of option contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation were 14,568 and 12,135, respectively. The average number of futures contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation were 104 and 46, respectively. In prior year, the average contracts were based on a quarterly and not a monthly calculation: The amounts for the year ended December 31, 2009 have been revised accordingly.

The following tables indicate the gross fair values of derivative instruments of option contracts as separate assets and liabilities.

	December 31,		December 31,
	2010		2009

Assets
Options Purchased
Indices	$1,517,063		$3,743,250

Total options purchased	$1,517,063	*	$3,743,250	*

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

	December 31,		December 31,
	2010		2009

Liabilities
Options Premium Received
Indices	$(1,423,500)		$(3,398,250)

Total options premium received	$(1,423,500	)**	$(3,398,250	)**

**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	2010		2009
Sector	Gain (Loss) from Trading		Gain (Loss) from Trading

Indices	$(13,921,024)		$46,601,532

Total	$(13,921,024	)***	$46,601,532	***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2010

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$(91.04)	$165.53	$(226.09)
Interest income	0.92	0.74	12.71
Expenses and allocation to Special Limited Partner**	(27.71)	(28.27)	(40.47)

Increase (decrease) for the year	(117.83)	138.00	(253.85)
Net asset value per unit, beginning of the year	1,133.61	995.61	1,249.46

Net asset value per unit, end of the year	$1,015.78	$1,133.61	$995.61

*	Includes brokerage fees.

**	Excludes brokerage fees.

	2010	2009	2008
Ratios to average Net Assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(6.9)%	(6.8)%	(5.8)%

Operating expenses	7.0%	6.9%	6.9%
Allocation to Special Limited Partner	—%	—%	0.8%

Total expenses	7.0%	6.9%	7.7%

Total return:
Total return before allocation to Special Limited Partner	(10.4)%	13.9%	(19.5)%
Allocation to Special Limited Partner	—%	—%	(0.8)%

Total return after allocation to Special Limited Partner	(10.4)%	13.9%	(20.3)%

***	Ratios to Average Net Assets (except allocation to Special Limited Partner) are annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using Limited Partners’ share of income, expenses and average net assets.

Warrington Fund L.P.
Notes to Financial Statements
December 31, 2010

7.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 are Summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2010 to	July 1, 2010 to	from April 1, 2010	January 1, 2010 to
	December 31, 2010	September 30, 2010	to June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$1,711,679	$8,119,690	$(45,045,053)	$10,469,756

Net income (loss) before allocation to Special Limited Partner	$130,295	$6,458,841	$(46,828,893)	$8,643,468
Net income (loss) after allocation to Special Limited Partner	$130,295	$6,458,841	$(46,828,893)	$8,643,468
Increase (decrease) in net asset value per unit	$0.44	$25.53	$(179.77)	$35.97

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$7,582,506	$3,228,845	$12,287,335	$13,681,727

Net income (loss) before allocation to Special Limited Partner	$5,932,671	$1,687,508	$10,776,243	$12,162,434
Net income (loss) after allocation to Special Limited Partner	$5,932,671	$1,687,508	$10,776,243	$12,162,434
Increase (decrease) in net asset value per unit	$25.09	$7.82	$50.12	$54.97

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data. “includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information. None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.

     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11.	Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $11,051,196 were earned for the year ended December 31, 2010. Management fees of $5,240,041 were earned by the Advisor for the year ended December 31, 2010. The General Partner earned $1,310,011 in administrative fees for the year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
     The following table indicates securities owned by management as of December 31, 2010:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	2,650.4783	1.2%
     (c) Changes in control. None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
     (a) Transactions with related persons. None.
     (b) Review, approval or ratification of transactions with related persons. Not applicable.
     (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14.	Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the year ended December 31, 2010 and for the period from July 23, 2009 through December 31, 2009, PwC for the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$50,000		$	N/A
2009	$76,800	(1)		$76,400	(2)

(1) For the period July 23, 2009 to December 31, 2009
(2) For the period January 1, 2009 to July 22, 2009
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
2010           $26,250
2009           $25,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2010 and 2009.

Condensed Schedules of Investments at December 31, 2010 and 2009.

Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

Notes to Financial Statements.

(2)	Exhibits:

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 ( filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009).

	(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1 (d) to the current report on Form 8-K filed on July 2, 2010 And incorporated herein by reference).

3.2	(a)	Second Amended and Restated Limited Partnership Agreement, dated June 30, 2009 (filed as Exhibit 3.2 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(b)	Third Amended and Restated Limited Partnership Agreement, dated December 21, 2009 (filed as Exhibit 3.2 to the current report on Form 8-K filed on December 21, 2009 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2010 (dated June 1, 2010 and filed herein).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement. (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10		Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.11		Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.12		Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).

16.1	(a)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16 to the current report 8-K filed on July 24, 2009 and incorporated herein by reference).

	(b)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to current report 8-K filed on July 1, 2008 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
(a)	Exhibit 31.1 — Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

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
WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President & Director
Date: March 31, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis Walter Davis	/s/ Michael McGrath Michael McGrath	/s/ Patrick T. Egan Patrick T. Egan
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011	Date: March 31, 2011

/s/ Jennifer Magro	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu

Jennifer Magro	Douglas J. Ketterer	Alper Daglioglu
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 31, 2011	Director Ceres Managed Futures LLC Date: March 31, 2011
Date: March 31, 2011

/s/ Ian Bernstein	/s/ Harry Handler

Ian Bernstein	Harry Handler
Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.