Form 10-Q
period 2011-03-31
WARRINGTON FUND LP
filed 2011-05-16
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes -  No X
As of April 30, 2011, 178,843.1927 Limited Partnership Redeemable Units were outstanding.

WARRINGTON FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at March 31, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17

Item 4.	Controls and Procedures	18

PART II — Other Information		19 – 22

Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I
Item 1. Financial Statements
Warrington Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$101,739,413	$189,733,118
Cash margin	104,415,268	44,588,913
Options purchased, at fair value (cost $9,004,500 and $4,225,973 at March 31, 2011 and December 31, 2010, respectively)	8,716,313	1,517,063

	214,870,994	235,839,094
Interest receivable	8,335	15,288

Total assets	$214,879,329	$235,854,382

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $17,104,863 and $6,851,750 at March 31, 2011 and December 31, 2010, respectively)	$5,229,838	$1,423,500
Accrued expenses:
Brokerage fees	655,155	732,597
Management fees	348,122	389,302
Administrative fees	87,031	97,326
Other	121,046	116,899
Redemptions payable	7,618,600	10,852,877

Total liabilities	14,059,792	13,612,501

Partners’ Capital:
General Partner, 2,650.4783 unit equivalents outstanding at March 31, 2011 and December 31, 2010	2,752,548	2,692,303
Limited Partners, 190,721.6340 and 216,139.5211 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	198,066,989	219,549,578

Total partners’ capital	200,819,537	222,241,881

Total liabilities and partners’ capital	$214,879,329	$235,854,382

Net asset value per unit	$1,038.51	$1,015.78

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Options Purchased
Indices
Calls	580	$6,061,000	3.02%
Puts	2,175	2,655,313	1.32

Total options purchased		8,716,313	4.34

Options Premium Received
Indices
Calls	6,247	(2,538,275)	(1.26)
Puts	15,660	(2,691,563)	(1.34)

Total options premium received		(5,229,838)	(2.60)

Net fair value		$3,486,475	1.74%

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Options Purchased
Indices
Puts	2,465	$1,517,063	0.68%

Total options purchased		1,517,063	0.68

Options Premium Received
Indices
Calls	4,840	(60,500)	(0.03)
Puts	11,020	(1,363,000)	(0.61)

Total options premium received		(1,423,500)	(0.64)

Net fair value		$93,563	0.04%

See accompanying notes to financial statements.

Warrington Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$41,960	$34,247

Expenses:
Brokerage fees including clearing fees	2,407,743	2,916,455
Management fees	1,077,901	1,399,178
Administrative fees	269,475	349,795
Other	57,850	77,315

Total expenses	3,812,969	4,742,743

Net investment income (loss)	(3,771,009)	(4,708,496)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(534,625)	15,769,214
Change in net unrealized gains (losses) on open contracts	8,867,498	(2,417,250)

Total trading results	8,332,873	13,351,964

Net income (loss)	4,561,864	8,643,468
Subscriptions-Limited Partners	1,803,800	24,673,000
Redemptions-Limited Partners	(27,788,008)	(12,235,513)

Net increase (decrease) in Partners’ Capital	(21,422,344)	21,080,955
Partners’ Capital, beginning of period	222,241,881	263,053,194

Partners’ Capital, end of period	$200,819,537	$284,134,149

Net asset value per unit (193,372.1123 and 242,936.4593 units outstanding at March 31, 2011 and 2010, respectively)	$1,038.51	$1,169.58

Net income (loss) per unit*	$22.73	$35.97

Weighted average units outstanding	210,336.6847	240,793.2764

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2011
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of March 31, 2011, all trading decisions for the Partnership are made by Warrington Advisors, LLC (the “Advisor”). In addition, Warrington Trading LLC, an affiliate of the Advisor, is a special limited partner (the “Special Limited Partner”) of the Partnership.
The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and loss of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The Partnership’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
2.	Financial Highlights:
Changes in net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$29.22	$43.41
Interest income	0.20	0.14
Expenses and allocation to Special Limited Partner **	(6.69)	(7.58)

Increase (decrease) for the period	22.73	35.97
Net asset value per unit, beginning of period	1,015.78	1,133.61

Net asset value per unit, end of period	$1,038.51	$1,169.58

*	Includes brokerage fees including clearing fees.
**	Excludes brokerage fees including clearing fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(7.3)%	(7.0)%

Operating expense	7.4%	7.1%
Allocation to Special Limited Partner	—%	—%

Total expenses	7.4%	7.1%

Total return:
Total return before allocation to Special Limited Partner	2.2%	3.2%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	2.2%	3.2%

***	Annualized (except allocation to Special Limited Partner, if applicable)

****	Interest income less total expenses
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
The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts on the Statements of Financial Condition.
All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded during the three months ended March 31, 2011 and 2010 based on a monthly calculation were 290 and 0, respectively. The average number of option contracts traded during the three months ended March 31, 2011 and 2010 based on a monthly calculation were 22,762 and 16,214, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
Assets
Options Purchased
Indices	$8,716,313		$1,517,063

Total options purchased	$8,716,313	*	$1,517,063	*

Liabilities
Options Premium Received
Indices	$(5,229,838)		$(1,423,500)

Total options premium received	$(5,229,838	)**	$(1,423,500	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
Sector	2011		2010
Indices	$8,332,873		$13,351,964

Total	$8,332,873	***	$13,351,964	***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
4.	Fair Value Measurements:
Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Options purchased	$8,716,313	$8,716,313	$—	$—

Total assets	$8,716,313	$8,716,313	$—	$—

Liabilities
Options premium received	$5,229,838	$5,229,838	$—	$—

Total liabilities	5,229,838	5,229,838	—	—

Net fair value	$3,486,475	$3,486,475	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Options purchased	$1,517,063	$1,517,063	$—	$—

Total assets	$1,517,063	$1,517,063	$—	$—

Liabilities
Options premium received	$1,423,500	$1,423,500	$—	$—

Total liabilities	1,423,500	1,423,500	—	—

Net fair value	$93,563	$93,563	$—	$—

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
5.	Financial Instrument Risks:
In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk, as the sole counterparty or broker with respect to the Partnership’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s counterparty is an exchange or clearing organization.
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

Warrington Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Options. The Partnership may purchase and write (sell), both exchange listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.
The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2011, the Partnership capital decreased approximately 9.6% from $222,241,881 to $200,819,537. This decrease was attributable to the redemption of 27,193.4661 Redeemable Units totaling $27,788,008, which was partially offset by the net income from operations of $4,561,864 coupled with subscriptions of 1,775.5790 Redeemable Units totaling $1,803,800. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per unit increased 2.2% from $1,015.78 to $1,038.51 as compared to an increase of 3.2% in the first quarter of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $8,332,873. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Calls, and were partially offset by losses in the S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $13,351,964. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Calls and were partially offset by losses in the S&P 500 Index Puts.
     During the first quarter of 2011, profits were made trading S&P futures and options. Slight losses in January were offset by gains recorded in February and March as the Partnership capitalized on up and down volatility in the equities markets.
     Gains were posted in February towards the end of the month as spreading unrest in the Middle East caused equities markets to quickly sell off. Profits generated by ratio put spreads offset earlier losses, to end the month with a net profit.
     In March, the Partnership recorded significant gains as the market was hit by multiple shocks, including the Libyan uprising and the earthquake and tsunami natural disasters and nuclear crisis in Japan. The resultant intramonth volatility was advantageous to the Partnership’s trading methodology. As global stock markets declined precipitously, the Partnership’s ratio put spreads realized profits as the spreads became deep in the money. As the markets recovered, defensive trading added modestly to the gains.
Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the potential profit or loss. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
     Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2011 increased by $7,713, as compared to the corresponding periods in 2010. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 decreased by $508,712, as compared to the corresponding period in 2010. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2011, as compared to the corresponding period in 2010.
Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for three months ended March 31, 2011 decreased by $321,277, as compared to the corresponding period in 2010. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2011, as compared to the corresponding period in 2010.
Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2011 decreased by $80,320, as compared to the corresponding period in 2010. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2011, as compared to the corresponding period in 2010.
Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the advisory agreements among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2011 and 2010, respectively. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
In allocating the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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
Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open contracts by market category as of March 31, 2011 and December 31, 2010 and the highest, lowest and average values during the three months ended March 31, 2011, and twelve months ended December 31, 2010. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010. As of March 31, 2011, the Partnership’s total capital was $200,819,537.
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Indices	$86,321,394	42.98%	$135,350,515	$44,383,710	$71,473,305

Total	$86,321,394	42.98%

*	Average of month-end Values at Risk
     As of December 31, 2010, the Partnership’s total capitalization was $222,241,881.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Indices	$35,745,980	16.08%	$153,426,986	$1,694,925	$57,779,840

Total	$35,745,980	16.08%

*	Annual average of month-end Values at Risk

Item 4.   Controls and Procedures
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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

Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2011, there were additional subscriptions of 1,775.5790 Redeemable Units totaling $1,803,800. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts and options.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
January 1, 2011 – January 31, 2011	8,229.3064	$1,014.15	N/A	N/A
February 1, 2011 – February 28, 2011	11,628.0727	$1,016.82	N/A	N/A
March 1, 2011 – March 31, 2011	7,336.0870	$1,038.51	N/A	N/A
	27,193.4661	$1,021.86

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3.   Defaults Upon Senior Securities – None
Item 4.   [Removed and Reserved]
Item 5.   Other Information – None

Item 6.   Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	(a)	Third Amended and Restated Limited Partnership Agreement, dated December 21, 2009 (filed as Exhibit 3.2 to the current report on Form 8-K filed on December 21, 2009 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2010 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10		Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.11		Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.12		Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis

Walter Davis
President and Director

Date:	May 16, 2011

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 16, 2011