Form 10-Q
period 2011-06-30
WARRINGTON FUND LP
filed 2011-08-15
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes X  No -
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer -	Accelerated filer -	Non-accelerated filer X	Smaller reporting company -
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes -  No X
As of July 31, 2011, 166,936.0003 Limited Partnership Redeemable Units were outstanding.

WARRINGTON FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at June 30, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 – 17

Item 4.	Controls and Procedures	18

PART II — Other Information		19 – 20

Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema Document.
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB XBRL Taxonomy Extension Label Linkbase Document.
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.
EX-3.2.B
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Warrington Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$109,797,497	$189,733,118
Cash margin	83,181,850	44,588,913
Options purchased, at fair value (cost $0 and $4,225,973 at June 30, 2011 and December 31, 2010, respectively)	—	1,517,063

Total trading equity	192,979,347	235,839,094
Interest receivable	1,880	15,288

Total assets	$192,981,227	$235,854,382

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $1,649,000 and $6,851,750 at June 30, 2011 and December 31, 2010, respectively)	$153,875	$1,423,500
Accrued expenses:
Brokerage fees	602,585	732,597
Management fees	320,179	389,302
Administrative fees	80,045	97,326
Other	117,379	116,899
Redemptions payable	2,685,678	10,852,877

Total liabilities	3,959,741	13,612,501

Partners’ Capital:
General Partner, 2,463.8345 and 2,650.4783 unit equivalents outstanding at June 30, 2011 and December 31, 2010, respectively	2,686,220	2,692,303
Limited Partners, 170,909.7269 and 216,139.5211 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	186,335,266	219,549,578

Total partners’ capital	189,021,486	222,241,881

Total liabilities and partners’ capital	$192,981,227	$235,854,382

Net asset value per unit	$1,090.26	$1,015.78

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Premium Received
Indices
Calls	6,800	$(85,000)	(0.04)%
Puts	2,610	(68,875)	(0.04)

Total options premium received		(153,875)	(0.08)

Net fair value		$(153,875)	(0.08)%

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

Warrington Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$7,195	$69,161	$49,155	$103,408

Expenses:
Brokerage fees including clearing fees	2,066,535	2,906,507	4,474,278	5,822,962
Management fees	986,435	1,367,054	2,064,336	2,766,232
Administrative fees	246,609	341,764	516,084	691,559
Other	58,493	75,022	116,343	152,337

Total expenses	3,358,072	4,690,347	7,171,041	9,433,090

Net investment income (loss)	(3,350,877)	(4,621,186)	(7,121,886)	(9,329,682)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	22,886,625	(44,700,770)	22,352,000	(28,931,556)
Change in net unrealized gains (losses) on open contracts	(10,091,713)	2,493,063	(1,224,215)	75,813

Total trading results	12,794,912	(42,207,707)	21,127,785	(28,855,743)

Net income (loss)	9,444,035	(46,828,893)	14,005,899	(38,185,425)
Subscriptions-Limited Partners	1,463,664	32,902,000	3,267,464	57,575,000
Subscriptions-General Partner	—	250,000	—	250,000
Redemptions-Limited Partners	(22,505,750)	(20,134,030)	(50,293,758)	(32,369,543)
Redemptions-General Partner	(200,000)	—	(200,000)	—

Net increase (decrease) in Partners’ Capital	(11,798,051)	(33,810,923)	(33,220,395)	(12,729,968)
Partners’ Capital, beginning of period	200,819,537	284,134,149	222,241,881	263,053,194

Partners’ Capital, end of period	$189,021,486	$250,323,226	$189,021,486	$250,323,226

Net asset value per unit (173,373.5614 and 252,899.5544 units outstanding at June 30, 2011 and 2010, respectively)	$1,090.26	$989.81	$1,090.26	$989.81

Net income (loss) per unit*	$51.75	$(179.77)	$74.48	$(143.80)

Weighted average units outstanding	183,984.9144	259,436.6473	197,160.7995	250,114.9618

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
1.	General:
Warrington Fund L.P. (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and options contracts. The Partnership trades futures in the stock indices sector. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
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
As of June 30, 2011, all trading decisions for the Partnership are made by Warrington Advisors, LLC (the “Advisor”). In addition, Warrington Trading LLC, an affiliate of the Advisor, is a special limited partner (the “Special Limited Partner”) of the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
2.	Financial Highlights:
Changes in net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$58.73	$(173.16)	$87.95	$(129.75)
Interest income	0.04	0.27	0.24	0.41
Expenses and allocation to Special Limited Partner **	(7.02)	(6.88)	(13.71)	(14.46)

Increase (decrease) for the period	51.75	(179.77)	74.48	(143.80)
Net asset value per unit, beginning of period	1,038.51	1,169.58	1,015.78	1,133.61

Net asset value per unit, end of period	$1,090.26	$989.81	$1,090.26	$989.81

*	Includes brokerage fees including clearing fees.
**	Excludes brokerage fees including clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***

Net investment income (loss) before allocation to Special Limited Partner****	(7.0)%	(6.8)%	(7.1)%	(7.0)%

Operating expense	7.0%	6.9%	7.2%	7.1%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	7.0%	6.9%	7.2%	7.1%

Total return:
Total return before allocation to Special Limited Partner	5.0%	(15.4)%	7.3%	(12.7)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	5.0%	(15.4)%	7.3%	(12.7)%

***	Annualized (except allocation to Special Limited Partner, if applicable).

****	Interest income less total expenses.
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
All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded during the three months ended June 30, 2011 and 2010 based on a monthly calculation were 0 and 368, respectively. The average number of futures contracts traded during the six months ended June 30, 2011 and 2010 based on a monthly calculation were 145 and 184, respectively. The average number of option contracts traded during the three months ended June 30, 2011 and 2010 based on a monthly calculation were 13,452 and 13,814, respectively. The average number of option contracts traded during the six months ended June 30, 2011 and 2010 based on a monthly calculation were 18,107 and 15,014, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
Assets
Options Purchased
Indices	$—		$1,517,063

Total options purchased	$—	*	$1,517,063	*

Liabilities
Options Premium Received
Indices	$(153,875)		$(1,423,500)

Total options premium received	$(153,875	)**	$(1,423,500	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2011		2010		2011		2010
Indices	$12,794,912		$(42,207,707)		$21,127,785		$(28,855,743)

Total	$12,794,912	***	$(42,207,707)	***	$21,127,785	***	$(28,855,743)	***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Liabilities
Options premium received	$153,875	$153,875	$—	$—

Total liabilities	153,875	153,875	—	—

Net fair value	$(153,875)	$(153,875)	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Options purchased	$1,517,063	$1,517,063	$—	$—

Total assets	$1,517,063	$1,517,063	$—	$—

Liabilities
Options premium received	$1,423,500	$1,423,500	$—	$—

Total liabilities	1,423,500	1,423,500	—	—

Net fair value	$93,563	$93,563	$—	$—

Warrington Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
5.	Financial Instrument Risks:
In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
Subsequent Events.  The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.
The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2011, the Partnership’s capital decreased approximately 14.9% from $222,241,881 to $189,021,486. This decrease was attributable to the redemption of 48,405.4207 Redeemable Units totaling $50,293,758 and 186.6438 General Partner unit equivalents totaling $200,000, which was partially offset by the net income from operations of $14,005,899 coupled with subscriptions of 3,175.6265 Redeemable Units totaling $3,267,464. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the Partnership’s second quarter of 2011, the net asset value per unit increased 5.0% from $1,038.51 to $1,090.26 as compared to a decrease of 15.4% in the second quarter of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2011 of $12,794,912. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Puts, and were partially offset by losses in the S&P 500 Index Calls. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $42,207,707. Losses were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, the S&P 500 Index Calls and the S&P 500 Index Puts.
The Partnership generated positive gains during the second quarter of 2011, from ratio put spread positions in the S&P 500 Index. The S&P 500 Index generally declined during the latter half of April and most of May on fears of an economic slowdown in the United States and a Standard & Poor’s downgrade to their outlook for the AAA rating of U.S. Treasury debt. Further gains by the Partnership in May were recorded as the concerns that spurred the decline in the S&P 500 Index at the end of April continued. In May, ratio put spread positions profited as the S&P 500 Index declined 5.2% from the first trading day of the month to May 25th and the Partnership gradually reduced positions into the end of the month. June also saw gains but the S&P 500 Index rallied strongly during the latter two weeks of the month erasing some of the earlier profits made in the month.
During the Partnership’s six months ended June 30, 2011, the net asset value per unit increased 7.3% from $1,015.78 to $1,090.26 as compared to a decrease of 12.7% for the six months ended June 30, 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2011 of $21,127,785. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Puts, and were partially offset by losses in the S&P 500 Index Calls. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2010 of $28,855,743. Losses were primarily attributable to the trading of commodity futures in the S&P 500 Index Puts and were partially offset by gains in the S&P 500 Index futures and the S&P 500 Index Calls.
During the six months ended 2011, performance in January was relatively flat, but modest gains were recorded trading the S&P 500 Index in February and March. The Partnership continued to experience positive returns in April and May, as well as during June. U.S. equity market volatility had abated heading into the New Year and remained at more moderate levels throughout the first quarter as the Partnership had some success trading in this type of market environment. Gains were generated in February and March as the overall market moved more in accordance with the good and bad news about the U.S. economy and earnings announcements. April and May also saw strong results by the Partnership as poor economic and job data and concerns about a global growth slowdown weighed on the S&P 500 Index. Ratio put spread positions in April and May were able to generate solid gains as the markets declined on fears of a U.S. debt downgrade, a continued debate about the U.S. debt ceiling and poor unemployment numbers released in June. Gains during April and May were largely driven by the two sharp declines in the S&P 500 Index in April and the majority of May as the Partnership held onto ratio put spread positions during this prolonged, gradual decline in the S&P 500 Index. June saw gains as well but the Partnership gave some of the gains back at the end of the month as the S&P 500 rallied during the last two weeks of the month.
Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the potential profit or loss. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
     Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days is paid to the Partnership. Interest income for the three and six months ended June 30, 2011 decreased by $61,966 and $54,253, respectively as compared to the corresponding periods in 2010. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 decreased by $839,972, and $1,348,684, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $380,619, and $701,896, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.
Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and six months ended June 30, 2011 decreased by $95,155, and $175,475, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.
Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and six months ended June 30, 2011 and 2010, respectively. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open contracts and the liquidity of the markets in which it trades.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open contracts by market category as of June 30, 2011 and December 31, 2010 and the highest, lowest and average values during the three months ended June 30, 2011, and twelve months ended December 31, 2010. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010. As of June 30, 2011, the Partnership’s total capital was $189,021,486.
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Indices	$66,422,380	35.14%	$114,886,613	$23,501,940	$75,079,918

Total	$66,422,380	35.14%

*	Average of month-end Values at Risk.
     As of December 31, 2010, the Partnership’s total capitalization was $222,241,881.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Indices	$35,745,980	16.08%	$153,426,986	$1,694,925	$57,779,840

Total	$35,745,980	16.08%

*	Annual average of month-end Values at Risk.

Item 4.   Controls and Procedures
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2011, there were subscriptions of 1,400.0475 Redeemable Units totaling $1,463,664. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
Proceeds of net offering were used in the trading of commodity interests including futures contracts and options.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
			of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
April 1, 2011 – April 30, 2011	12,763.1950	$1,050.39	N/A	N/A
May 1, 2011 – May 31, 2011	5,985.4228	$1,071.56	N/A	N/A
June 1, 2011 – June 30, 2011	2,463.3368	$1,090.26	N/A	N/A
	21,211.9546	$1,060.99

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3.   Defaults Upon Senior Securities – None
Item 4.   [Removed and Reserved]
Item 5.   Other Information
On June 15, 2011, the Partnership’s limited partnership agreement (the “Agreement”) was amended and restated to offer multiple classes of Redeemable Units and to incorporate other minor revisions into the Agreement.

Item 6.   Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	(a)	Third Amended and Restated Limited Partnership Agreement, dated December 21, 2009 (filed as Exhibit 3.2 to the current report on Form 8-K filed on December 21, 2009 and incorporated herein by reference).

	(b)	Fourth Amended and Restated Limited Partnership Agreement, dated June 15, 2011 (filed herewith)

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2010 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10		Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.11		Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.12		Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis

Walter Davis
President and Director

Date:	August 15, 2011

By:	/s/ Jennifer Magro

Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 15, 2011