Form 10-Q
period 2011-09-30
WARRINGTON FUND LP
filed 2011-11-14
CIK 1353282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes -  No X
As of October 31, 2011, 150,582.1369 Limited Partnership Redeemable Units of Class A were outstanding, 4,629.5010 Limited Partnership Redeemable Units of Class D outstanding.

WARRINGTON FUND L.P.
FORM 10-Q
INDEX

		Page
		Number
PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at September 30, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18

Item 4.	Controls and Procedures	19

PART II — Other Information		20 – 21

Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema Document.
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB XBRL Taxonomy Extension Label Linkbase Document.
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Warrington Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Cash	$162,490,072	$189,733,118
Cash margin	12,212,119	44,588,913
Options purchased, at fair value (cost $11,086,500 and $4,225,973 at September 30, 2011 and December 31, 2010, respectively)	15,485,000	1,517,063

Total trading equity	190,187,191	235,839,094
Interest receivable	0	15,288

Total assets	$190,187,191	$235,854,382

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $13,415,560 and $6,851,750 at September 30, 2011 and December 31, 2010, respectively)	$14,639,312	$1,423,500
Accrued expenses:
Brokerage fees	548,587	732,597
Management fees	291,517	389,302
Administrative fees	72,879	97,326
Other	88,975	116,899
Redemptions payable	13,295,490	10,852,877

Total liabilities	28,936,760	13,612,501

Partners’ Capital:
General Partner, Class A, 2,463.8345 and 2,650.4783 unit equivalents outstanding at September 30, 2011 and December 31, 2010, respectively	2,538,070	2,692,303
Limited Partners, Class A, 154,070.6176 and 216,139.5211 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	158,712,361	219,549,578

Total partners’ capital	161,250,431	222,241,881

Total liabilities and partners’ capital	$190,187,191	$235,854,382

Net asset value per unit, Class A	$1,030.13	$1,015.78

See accompanying notes to financial statements.

Warrington Fund L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Options Purchased
Indices
Calls	380	$4,750	0.00%*
Puts	2,470	15,480,250	9.60

Total options purchased		15,485,000	9.60

Options Premium Received
Indices
Calls	3,405	(42,562)	(0.03)
Puts	7,220	(14,596,750)	(9.05)

Total options premium received		(14,639,312)	(9.08)

Net fair value		$845,688	0.52%

*	Due to rounding.
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

Warrington Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$5,284	$67,225	$54,439	$170,633

Expenses:
Brokerage fees including clearing fees	1,850,418	2,627,210	6,324,696	8,450,172
Management fees	891,110	1,268,577	2,955,446	4,034,809
Administrative fees	222,777	317,144	738,861	1,008,703
Other	33,651	75,128	149,994	227,465

Total expenses	2,997,956	4,288,059	10,168,997	13,721,149

Net investment income (loss)	(2,992,672)	(4,220,834)	(10,114,558)	(13,550,516)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(9,002,200)	8,753,275	13,349,800	(20,178,281)
Change in net unrealized gains (losses) on open contracts	1,679,623	1,926,400	455,408	2,002,213

Total trading results	(7,322,577)	10,679,675	13,805,208	(18,176,068)

Net income (loss)	(10,315,249)	6,458,841	3,690,650	(31,726,584)
Subscriptions-Limited Partners	3,207,500	7,447,000	6,474,964	65,022,000
Subscriptions-General Partner	0	0	0	250,000
Redemptions-Limited Partners	(20,663,306)	(20,710,415)	(70,957,064)	(53,079,958)
Redemptions-General Partner	0	0	(200,000)	0

Net increase (decrease) in Partners’ Capital	(27,771,055)	(6,804,574)	(60,991,450)	(19,534,542)
Partners’ Capital, Class A beginning of period	189,021,486	250,323,226	222,241,881	263,053,194

Partners’ Capital, Class A end of period	$161,250,431	$243,518,652	$161,250,431	$243,518,652

Net asset value per unit, Class A (156,534.4521 and 239,838.4977 units outstanding at September 30, 2011 and 2010, respectively)	$1,030.13	$1,015.34	$1,030.13	$1,015.34

Net income (loss) per unit*	$(60.13)	$25.53	$14.35	$(118.27)

Weighted average units outstanding	171,146.8666	252,023.6499	188,489.4886	250,751.1912

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2011
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
On June 15, 2011, the Partnership began offering “Class A” units and “Class D“ units pursuant to the offering memorandum. All outstanding units on June 15,2011, were Class A units. The rights, powers, duties and obligations associated with the investment in Class A units were not changed. On October 1, 2011, the first Class D units were issued to Limited Partners Redeemable Units. Class A and Class D will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Redeemable Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer units to investors at its discretion.
As of September 30, 2011, all trading decisions for the Partnership are made by Warrington Advisors, LLC (the “Advisor”). In addition, Warrington Trading LLC, an affiliate of the Advisor, is a special limited partner (the “Special Limited Partner”) of the Partnership.
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
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
2.	Financial Highlights:
Changes in net asset value per unit for Class A for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(53.45)	$31.85	$34.50	$(97.90)
Interest income	0.03	0.26	0.27	0.67
Expenses and allocation to Special Limited Partner **	(6.71)	(6.58)	(20.42)	(21.04)

Increase (decrease) for the period	(60.13)	25.53	14.35	(118.27)
Net asset value per unit, Class A beginning of period	1,090.26	989.81	1,015.78	1,133.61

Net Asset value per unit, Class A end of period	$1,030.13	$1,015.34	$1,030.13	$1,015.34

*	Includes brokerage fees including clearing fees.
**	Excludes brokerage fees including clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner ****	(6.8)%	(6.8)%	(7.0)%	(6.9)%

Operating expense	6.8%	6.9%	7.1%	7.0%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	6.8%	6.9%	7.1%	7.0%

Total return :
Total return before allocation to Special Limited Partner	(5.5)%	2.6%	1.4%	(10.4)%
Allocation to Special Limited Partner	—	—	—	—

Total return after allocation to Special Limited Partner	(5.5)%	2.6%	1.4%	(10.4)%

***	Annualized (except allocation to Special Limited Partner, if applicable).

****	Interest income less total expenses.
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
All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded during the three months ended September 30, 2011 and 2010 based on a monthly calculation was 0. The average number of futures contracts traded during the nine months ended September 30, 2011 and 2010 based on a monthly calculation were 97 and 123, respectively. The average number of option contracts traded during the three months ended September 30, 2011 and 2010 based on a monthly calculation were 13,092 and 12,354, respectively. The average number of option contracts traded during the nine months ended September 30, 2011 and 2010 based on a monthly calculation were 16,435 and 14,127, respectively.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
Assets
Options Purchased
Indices	$15,485,000		$1,517,063

Total options purchased	$15,485,000	*	$1,517,063	*

Liabilities
Options Premium Received
Indices	$(14,639,312)		$(1,423,500)

Total options premium received	$(14,639,312	)**	$(1,423,500	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2011		2010		2011		2010
Indices	$(7,322,577)		$10,679,675		$13,805,208		$(18,176,068)

Total	$(7,322,577	)***	$10,679,675	***	$13,805,208	***	$(18,176,068	)***

***	This amount is in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2011
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
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Options purchased	$15,485,000	$15,485,000	$—	$—

Total assets	15,485,000	15,485,000	—	—

Liabilities
Options premium received	$14,639,312	$14,639,312	$—	$—

Total liabilities	14,639,312	14,639,312	—	—

Net fair value	$845,688	$845,688	$—	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Options purchased	$1,517,063	$1,517,063	$—	$—

Total assets	$1,517,063	$1,517,063	$—	$—

Liabilities
Options premium received	$1,423,500	$1,423,500	$—	$—

Total liabilities	1,423,500	1,423,500	—	—

Net fair value	$93,563	$93,563	$—	$—

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2011
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
The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s counterparty is an exchange or clearing organization.
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
September 30, 2011
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
The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Warrington Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
Subsequent Events.  The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
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
In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, cash equivalents and options contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.
The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2011, the Partnership’s capital decreased approximately 27.4% from $222,241,881 to $161,250,431. This decrease was attributable to the redemption of 68,323.4846 Redeemable Units of Class A totaling $70,957,064 and 186.6438 General Partner unit equivalents of Class A totaling $200,000, which was partially offset by the net income from operations of $3,690,650 coupled with subscriptions of 6,254.5811 Redeemable Units of Class A totaling $6,474,964. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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

Results of Operations
During the Partnership’s third quarter of 2011, the net asset value per unit of Class A decreased 5.5% from $1,090.26 to $1,030.13 as compared to an increase of 2.6% in the third quarter of 2010. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2011 of $7,322,577. Losses were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts, and were partially offset by gains in the S&P 500 Index futures. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $10,679,675. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, and were partially offset by losses in the S&P 500 Index Calls and the S&P 500 Index Puts.
The Partnership recorded losses during the third quarter from ratio put spread positions in the S&P 500 Index. Losses were incurred from trading in the S&P 500 Index during July and August from ratio put spread positions as the S&P 500 Index declined on concerns regarding the financial health of the United States. Losses in July were incurred as the S&P 500 Index experienced significant volatility as the market rallied approximately 3% in the first six trading days followed by a decline of 5.1% at the end of the month, thus the Partnership’s ratio put spread positions were negatively impacted. Further losses were incurred as the S&P 500 Index declined by over 16% during the first six trading days of August forcing the Partnership to incur losses and hedge existing positions. A portion of the losses during the third quarter was offset by gains in September from trading ratio put spread positions in the S&P 500 Index. Further gains were recorded in September as continued volatility in the S&P 500 Index generated several significant market moves during the month enabling the Partnership to profit from spread positions in the S&P 500 Index. Gains during September were driven by the increased uncertainty in the financial markets as concerns about the U.S. economy, as well as the Greece crisis, weighed on investor confidence in U.S. equities.
During the Partnership’s nine months ended September 30, 2011, the net asset value per unit of Class A increased 1.4% from $1,015.78 to $1,030.13 as compared to a decrease of 10.4% for the nine months ended September 30, 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $13,805,208. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and were partially offset by losses in the S&P 500 Index Calls and the S&P 500 Index Puts. The Partnership experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2010 of $18,176,068. Losses were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts and were partially offset by gains in the S&P 500 Index futures.
Performance in January was slightly positive, though more significant gains were recorded trading S&P 500 Index futures and options in February and March. Gains were recorded in February and March as the overall market moved more in accordance with the good and bad news about the U.S. economy and companies’ earnings announcements. Further gains were recorded in April and May as the Partnership's ratio put spread positions benefited from a price decline in equities as poor economic data and concerns about a global growth slowdown weighed on the S&P 500 Index. Lastly, the Partnership recorded gains in September as continued volatility in the S&P 500 Index benefited ratio put spread positions as growing concerns about the global economy continued to weigh on the markets. A portion of these gains was offset by losses from trading ratio put spread positions in August as the S&P 500 index in August as ratio put spread positions suffered as the S&P 500 Index declined approximately 16% during the first 6 trading days of the month on growing concerns about the United States’ financial health, as well as the Greek debt crisis. Smaller losses were incurred by the Partnership in July.
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
     Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days is paid to the Partnership. Interest income for the three and nine months ended September 30, 2011 decreased by $61,941 and $116,194, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 decreased by $776,792, and $2,125,476, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $377,467 and $1,079,363, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2011 decreased by $94,367, and $269,842, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010.
Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the advisory agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2011 and 2010, respectively. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open contracts by market category as of September 30, 2011 and December 31, 2010 and the highest, lowest and average values during the three months ended September 30, 2011, and twelve months ended December 31, 2010. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010. As of September 30, 2011, the Partnership’s total capital was $161,250,431.
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Indices	$10,446,245	6.48%	$86,626,240	$5,101,770	$31,334,250

Total	$10,446,245	6.48%

*	Average of month-end Values at Risk.
     As of December 31, 2010, the Partnership’s total capitalization was $222,241,881.
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Indices	$35,745,980	16.08%	$153,426,986	$1,694,925	$57,779,840

Total	$35,745,980	16.08%

*	Annual average of month-end Values at Risk.

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
      On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2011, there were subscriptions of 3,078.9546 Redeemable Units totaling $3,207,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D.
Proceeds of net offering were used in the trading of commodity interests including futures contracts and options.
     The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number	(or Approximate
	Class A	Class A	of Shares (or	Dollar Value) of Shares
	(a) Total Number	(b) Average	Redeemable Units)	(or Redeemable Units)
	of Shares	Price Paid per	Purchased as Part	that May Yet Be
	(or Redeemable	Share (or	of Publicly Announced	Purchased Under the
Period	Units) Purchased*	Redeemable Unit)**	Plans or Programs	Plans or Programs
July 1, 2011 – July 31, 2011	4,517.1750	$1,069.30	N/A	N/A
August 1, 2011 – August 31, 2011	2,494.2756	$1,017.37	N/A	N/A
September 1, 2011 – September 30, 2011	12,906.6133	$1,030.13	N/A	N/A
	19,918.0639	$1,037.42

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3.   Defaults Upon Senior Securities – None
Item 4.   [Removed and Reserved]
Item 5.   Other Information – None

Item 6.   Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K on September 7, 2011 and incorporated herein by reference).

3.2	(a)	Third Amended and Restated Limited Partnership Agreement, dated December 21, 2009 (filed as Exhibit 3.2 to the current report on Form 8-K filed on December 21, 2009 and incorporated herein by reference).

	(b)	Fourth Amended and Restated Limited Partnership Agreement, dated June 15, 2011 (filed herein by reference)

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2011 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10	Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.11	Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.12	Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis

Walter Davis
President and Director

Date:	November 14, 2011

By:	/s/ Brian Centner

Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2011