Form 10-K
period 2011-12-31
WARRINGTON FUND LP
filed 2012-03-30
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2011

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

Yes  X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ X ].

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

Yes                   No  X

Limited Partnership Redeemable Units with an aggregate value of $186,335,266 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2012, 134,943.2914 Limited Partnership Class A Redeemable Units were outstanding, 4,268.3661 Limited Partnership Class D Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.   Business.

(a) General Development of Business. Warrington Fund L.P. (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and options contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures in the stock indices sector. The Partnership may, however, also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 27 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Market Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On June 15, 2011, the Partnership began offering “Class A” Redeemable Units and “Class D” Redeemable Units pursuant to the offering memorandum. All outstanding Redeemable Units on June 15, 2011, were Class A Redeemable Units. The rights, powers, duties and obligations associated with the investment in Class A Redeemable Units were not changed. On October 1, 2011, the first Class D Redeemable Units were issued to limited partners of the Partnership (each a “Limited Partner”). Class A Redeemable Units and Class D Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Redeemable Units that a Limited Partner receives will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Class A Redeemable Units or Class D Redeemable Units to investors in its sole discretion.

As of December 31, 2011, all of the trading decisions for the Partnership are made by the Advisor (defined below). A description of the trading activities and focus of the Advisor is included on page 8 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner (defined below), in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

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

For the period January 1, 2011, through December 31, 2011, the approximate average market sector allocation for the Partnership was 100% indices.

The General Partner administers the business and affairs of the Partnership. The Partnership pays a monthly administrative fee equal to 1/24 of 1% (1/2 of 1% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

Warrington Asset Management LLC or one of its affiliates (“Warrington,” the “Special Limited Partner,” or the “Advisor”), all of which are controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor. Mr. Kimple, the sole principal of Warrington, is currently employed by Morgan Stanley Smith Barney LLC, selling agent for the Partnership. The trading Advisor will make all commodity trading decisions for the

Partnership and is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end adjusted Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement continues in effect until June 30 of each year and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to the Advisor. The Management Agreement may be terminated upon notice by either party.

In addition, the Advisor is a Special Limited Partner of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of new trading profits, as defined in the Management Agreement, earned for each outstanding Class by the Advisor on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Units. The Advisor will not receive a profit share allocation until the Advisor recovers the net loss incurred and earn additional new trading profits for the Partnership.

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to CGM equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) a monthly brokerage fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets for Class D Redeemable Units. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. This fee does not include exchange, give-up, user, clearing, floor brokerage and National Futures Association fees (collectively the “clearing fees”) which will be borne by the Partnership. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to new unrealized gains and losses on open futures and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2011, was $157,648,425.

(c) Narrative Description of Business.

 See Paragraphs (a) and (b) above.

 (i) through (xii) — Not applicable.

 (xiii) — The Partnership has no employees.

(d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long-lived assets, and therefore, this item is not applicable.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of the Advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

        The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4.   Mine Safety Disclosures. Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of December 31, 2011, was 1,420.

(c) Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2011, there were subscriptions of 8,392.8821 Class A Redeemable Units totaling $8,677,964, 4,629.5010 Class D Redeemable Units totaling $4,629,501 and General Partner contributions representing 2,533.3079 Class D unit equivalents totaling $2,514,688. For the twelve months ended December 31, 2010, there were subscriptions of 62,812.7486 Class A Redeemable Units totaling $69,739,000 and General Partner contributions representing 213.4599 Class A unit equivalents totaling $250,000. For the twelve months ended December 31, 2009, there were subscriptions of 52,976.2953 Class A Redeemable Units totaling $57,366,000 and General Partner contributions representing 2,236.9147 Class A unit equivalents totaling $2,455,036.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and options contracts.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	4,215.0898	$1,020.64	—	$ 992.65	N/A	N/A
November 1, 2011 – November 30, 2011	8,965.1044	$1,062.12	—	$ 1,034.94	N/A	N/A
December 1, 2011 – December 31, 2011	6,772.2978	$1,102.61	—	$ 1,076.42	N/A	N/A
	19,952.4920	$1,067.10	—	$ —
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.   Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) net of brokerage fees (including clearing fees) of $7,997,037, $11,051,196, $9,983,103, $11,991,502, and $12,630,719, respectively	$19,737,457	$(24,972,220)	$36,618,429	$(57,241,118)	$28,545,037
Interest income	55,206	228,292	161,984	3,161,288	9,716,417

	$19,792,663	(24,743,928)	$36,780,413	$(54,079,830)	$38,261,454

Net income (loss) before allocation to Special Limited Partner	$14,847,452	$(31,596,289)	$30,558,856	$(61,788,821)	$30,880,446

Allocation to Special Limited Partner	$—	$—	$—	$(2,378,053)	$(5,157,469)

Net income (loss) after allocation to Special Limited Partner	$14,847,452	$(31,596,289)	$30,558,856	$(64,166,874)	$25,722,977

Increase (decrease) in net asset value per unit:
Class A	$86.83	$(117.83)	$138.00	$(253.85)	$131.71

Class D*	$76.42	$—	$—	$—	$—

Net asset value per unit
Class A	$1,102.61	$1,015.78	$1,133.61	$995.61	$1,249.46

Class D	$1,076.42	$—	$—	$—	$—

Total assets	$166,776,456	$235,854,382	$270,251,354	$242,555,912	$284,883,866

*	For the period October 1, 2011 (commencement of offering) to December 31, 2011.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, primarily in U.S. and international market for stock indices. The Partnership may, however, also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership may employ futures and options contracts in those markets. Additionally, the Partnership does not currently intend to, but may in the future, employ spot and forward contracts in that market.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to Warrington. The General Partner employs a team of approximately 47 professionals whose primary emphasis is attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

Warrington trades primarily futures contracts and options on futures contracts on the S&P 500 Index and the Dow Jones Index. However, Warrington’s trading strategy, however, may also include the trading of additional commodity interests such as U.S. Treasury Bonds, currencies, gold, silver and energy products. Currently, the Advisor limits its trading to listed futures and options on futures contracts on U.S. futures and options exchanges.

The strategies incorporate both directional and non-directional elements. Directional strategies will utilize options and combinations of options with the goal of capturing specific moves in the price of the underlying commodity interest. Non-directional strategies attempt to capture and retain premiums on the sale of uncovered options and combinations of options. The Advisor may employ combinations of options commonly known as “spreads” or “straddles” in conjunction with both directional and non-directional strategies. “Spreads” and “straddles” involve the simultaneous buying and selling of contracts on the same commodity, but with different delivery dates or markets.

The trading methods and strategies are designed to preserve original equity. Each trade is analyzed using a mathematical pricing model to determine if its potential return justifies the attendant risk. Risk management techniques emphasize low standard deviation trades over those that appear to have greater risk. Warrington’s Core Trading Program, the Advisor’s proprietary, systematic program, attempts to limit the equity at risk on each trade and in each market. The Advisor will attempt to minimize the risks associated with adverse moves in either price or volatility through various hedging techniques. The specific method or extent of hedging at any time will be determined subjectively by Warrington. There is no assurance that hedging techniques will be effective in reducing risk.

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

As a managed futures partnership, the Partnership’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives. Based on 2011 results, the General Partner continues to believe the Advisor’s program has met the Partnership’s objectives and expects to continue to allocate the Partnership’s assets to the Advisor and this program unless otherwise indicated.

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year of December 31, 2011.

To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership does not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. “Spreads” and “Straddles” describe commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 36.1%.

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Specific market movements of commodities or future contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s net assets and undistributed profits. The limited liability is a result of the Partnership as a limited Partnership under New York law.

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

The Partnership’s trading will be concentrated in exchange traded futures and options on the S&P 500 Index and the Dow Jones Industrials Average. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on 3 business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 88,275.9766 Class A Redeemable Units were redeemed totaling $92,248,373, 2,650.4783 General Partner Class A unit equivalents were redeemed totaling $2,714,688, and 278.7016 General Partner Class D unit equivalents were redeemed totaling $300,000. For the year ended December 31, 2010, 76,284.8496 Class A Redeemable Units were redeemed totaling $79,204,024. For the year ended December 31, 2009, 50,314.8532 Class A Redeemable Units were redeemed totaling $53,480,428.

For the year ended December 31, 2011, there were additional subscriptions of 8,392.8821 Class A Redeemable Units totaling $8,677,964, 4,629.5010 Class D Redeemable Units totaling $4,629,501 and General Partner contributions representing 2,533.3079 Class D unit equivalents totaling $2,514,688. For the year ended December 31, 2010, there we additional subscriptions of 62,812.7486 Class A Redeemable Units totaling $69,739,000 and General Partner contributions representing 213.4599 Class A unit equivalents totaling $250,000. For the year ended December 31, 2009, there were additional subscriptions of 52,976.2953 Class A Redeemable Units totaling $57,366,000 and General Partner contributions representing 2,236.9147 Class A unit equivalents totaling $2,455,036.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per Class A unit increased 8.5% from $1,015.78 to $1,102.61. For the period ended December 31, 2011, the net asset value per Class D unit increased 7.6% from $1,000.00 to $1,076.42. For the year ended December 31, 2010, the net asset value per Class A unit decreased 10.4% from $1,133.61 to $1,015.78. For the year ended December 31, 2009, the net asset value per Class A unit increased 13.9% from $995.61 to $1,133.61.

The Partnership experienced a net trading gain of $27,734,494 before brokerage fees and related fees in 2011. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts and offset by losses in S&P Index Calls. The net trading gain or loss for the Partnership is discussed on page 26 under “Item 8. Financial Statements and Supplementary Data.”

The Partnership recorded gains during the year from ratio put spread positions in the S&P 500 Index. The most significant gains were recorded from trading in the S&P 500 Index during November and December from ratio put spread positions in the S&P 500 Index as the index declined on concerns regarding the financial stability of the Eurozone, and specifically Greece. Further gains were recorded in September as continued volatility in the S&P 500 Index generated several significant market moves during the month enabling the Partnership to profit from spread positions in the S&P 500 Index. Modest gains were also recorded during February and March as the overall market moved more in accordance with the positive and negative news about the U.S. economy and companies’ earnings announcements. Lastly, gains were recorded in April and May as the Partnership’s ratio put spread positions benefited from a price decline in equities as poor economic data and concerns about a global growth slowdown weighed on the S&P 500 Index. A portion of the Partnership’s gains was offset by losses in July which were incurred as the S&P 500 Index experienced significant volatility as the market rallied approximately 3% in the first six trading days followed by a decline of 5.1% at the end of the month, thus resulting in losses for the Partnership’s ratio put spread positions. The most significant losses were incurred in August as the S&P 500 Index declined by over 16% during the first six trading days due to concerns regarding the United States’ financial health, as well as the Greek debt crisis, forcing the Partnership to hedge existing positions. Finally, further losses were incurred in October as a rally of 20.3% intra-month on signs of a resolution to the Eurozone and Greek debt crisis negatively impacted the Partnership’s ratio put spread positions.

The Partnership experienced a net trading loss of $13,921,024 before brokerage fees and related fees in 2010. Losses were primarily attributable to the trading of the S&P Index Calls and Puts and offset by gains in S&P Index futures.

2010 proved to be a difficult year for the Partnership as the market movements in the S&P 500 were quite volatile given the continued global financial calamity. During the first quarter of the year the Partnership made some gains by continuing to implement their debit spread strategy in the S&P 500 but as concerns grew about the financial health of the United States as well as Europe the markets became much more volatile. The biggest story in 2010 came during the flash crash of May 6th, 2010, which saw a 1,000 point move in the Dow Jones reverse almost to the exact valuation it opened at on that day in May. The volatility associated with these market moves had a significant impact on the S&P 500 and Warrington’s strategy took a significant loss due to both their original portfolio positioning and subsequent decision to eliminate exposure given how quickly the market moved against them and how quickly it corrected itself. Despite the losses in 2010 performance was largely driven by this seismic event in May as modest gains were made throughout the second half of 2010 but were not enough to absorb the losses in May.

Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and twelve months ended December 31, 2011, decreased by $56,892 and $173,086, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower average net assets U.S. Treasury bill rates during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and twelve months ended December 31, 2011, decreased by $928,683 and $3,054,159, respectively, as compared to the corresponding periods in 2010. The decrease is due to lower average net assets, as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2011, decreased by $371,800 and $1,451,163, respectively, as compared to the corresponding periods in 2010. The decrease is due to lower average net assets, as compared to the corresponding periods in 2010.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2011, decreased by $92,950 and $362,792, respectively, as compared to the corresponding periods in 2010. The decrease is due to lower average net assets, as compared to the corresponding periods in 2010.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and twelve months ended December 31, 2011 and 2010, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $154,944 and $262,170, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $54,170 and $40,139, respectively.

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

The S&P 500 posted another strong third quarter. While profitable in this market rally, the Advisor recognized a market phenomenon that had been difficult to trade. When stocks declined for 2 to 3 days, the VIX spiked appreciably and the anecdotal “fear” in the market climbed rapidly. This rapid escalation in “fear” tended to dampen market downside moves, as the worst declines tended to come when market participants failed to fully appreciate the magnitude of the decline until significant damage had already occurred.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Limited Partners, creditors, and regulators, is free of material errors.

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

Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Accounting principles generally accepted in the United States of America (“GAAP”) also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument is shown in Note 4, “Trading Activities” of “Item 8. Financial Statements and Supplementary Data.”

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

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a Limited Partnership under New York law.

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

In the case of market sensitive instruments which are not exchange-traded, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s futures and forward contracts does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probalistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011, and 2010 and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2011, the Partnership’s total capitalization was $157,648,425.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$16,743,916	10.62%	$135,350,575	$4,043,054	$48,751,848

Total	$16,743,916	10.62%

As of December 31, 2010, the Partnership’s total capitalization was $222,241,881.

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$35,745,980	16.08%	$153,426,986	$1,694,925	$57,779,840

Total	$35,745,980	16.08%

*	Annual average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2011, by market sector.

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

Item 8.   Financial Statements and Supplementary Data.

WARRINGTON FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Condensed Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements.

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
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control Over Financial Reporting

The management of Warrington Fund L.P. (the “Partnership”), Ceres Managed Futures LLC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Warrington Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis	Brian Centner
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Warrington Fund L.P.	Warrington Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Warrington Fund L.P.:

We have audited the accompanying statements of financial condition of Warrington Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Warrington Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Warrington Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Equity in trading account:
Cash (Note 3c)	$145,413,723	$189,733,118
Cash margin (Note 3c)	20,916,233	44,588,913
Options purchased, at fair value (cost $517,375 and $4,225,973 at December 31, 2011 and 2010, respectively)	446,500	1,517,063

Total trading equity	166,776,456	235,839,094
Interest receivable (Note 3c)	—	15,288

Total assets	$166,776,456	$235,854,382

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $4,016,675 and $6,851,750 at December 31, 2011 and 2010, respectively)	$432,838	$1,423,500
Accrued expenses:
Brokerage fees (Note 3c)	505,312	732,597
Management fees (Note 3b)	276,268	389,302
Administrative fees (Note 3a)	69,067	97,326
Professional fees	53,309	92,360
Other	24,034	24,539
Redemptions payable (Note 5)	7,767,203	10,852,877

Total liabilities	9,128,031	13,612,501

Partners’ Capital (Notes 1 and 5):
General Partner, Class A, (0.0000 and 2,650.4783 unit equivalents outstanding at December 31, 2011 and 2010, respectively)	—	2,692,303
General Partner, Class D, (2,254.6063 unit equivalents outstanding at December 31, 2011)	2,426,903	—
Limited Partners, Class A, (136,256.4266 and 216,139.5211 Redeemable Units outstanding at December 31, 2011 and 2010, respectively)	150,238,249	219,549,578
Limited Partners, Class D, (4,629.5010 Redeemable Units outstanding at December 31, 2011)	4,983,273	—

Total partners’ capital	157,648,425	222,241,881

Total liabilities and partners’ capital	$166,776,456	$235,854,382

Net asset value per unit:
Class A	$1,102.61	$1,015.78

Class D	$1,076.42	$—

See accompanying notes to financial statements.

Warrington Fund L.P.

Condensed Schedule of Investments

December 31, 2011

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	190	$446,500	0.28%

Total options purchased		446,500	0.28

Options Premium Received
Indices
Calls	3,562	(44,525)	(0.03)
Puts	3,705	(388,313)	(0.24)

Total options premium received		(432,838)	(0.27)

Net fair value		$13,662	0.01%

See accompanying notes to financial statements.

Warrington Fund L.P.

Condensed Schedule of Investments

December 31, 2010

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	2,465	$1,517,063	0.68%

Total options purchased		1,517,063	0.68

Options Premium Received
Indices
Calls	4,840	(60,500)	(0.03)
Puts	11,020	(1,363,000)	(0.61)

Total options premium received		(1,423,500)	(0.64)

Net fair value		$93,563	0.04%

See accompanying notes to financial statements.

Warrington Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income (Note 3c)	$55,206	$228,292	$161,984

Expenses:
Brokerage fees (Note 3c)	7,997,037	11,051,196	9,983,103
Management fees (Note 3b)	3,788,878	5,240,041	4,778,143
Administrative fees (Note 3a)	947,219	1,310,011	1,194,535
Professional fees	154,944	262,170	204,962
Other	54,170	40,139	43,917

Total expenses	12,942,248	17,903,557	16,204,660

Net investment income (loss)	(12,887,042)	(17,675,265)	(16,042,676)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	26,940,872	(12,752,789)	42,716,207
Change in net unrealized gains (losses) on open contracts	793,622	(1,168,235)	3,885,325

Total trading results	27,734,494	(13,921,024)	46,601,532

Net income (loss)	$14,847,452	$(31,596,289)	$30,558,856

Net income (loss) allocation by class:
Class A	$14,281,465	$(31,596,289)	$30,558,856

Class D	$565,987	$—	$—

Net income (loss) per unit (Note 6):*
Class A	$86.83	$(117.83)	$138.00

Class D	$76.42	$—	$—

Weighted average units outstanding:
Class A	179,029.9567	247,324.0124	219,931.8990

Class D	6,318.3729	—	—

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Warrington Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2011, 2010 and 2009

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2008	$226,153,730	227,150.2837	$—	—	$226,153,730	227,150.2837
Net income (loss)	30,558,856	—	—	—	30,558,856	—
Subscriptions — Limited Partners	57,366,000	52,976.2953	—	—	57,366,000	52,976.2953
Subscriptions — General Partner	2,455,036	2,236.9147	—	—	2,455,036	2,236.9147
Redemptions — Limited Partners	(53,480,428)	(50,314.8532)	—	—	(53,480,428)	(50,314.8532)

Partners’ Capital at December 31, 2009	263,053,194	232,048.6405	—	—	263,053,194	232,048.6405
Net income (loss)	(31,596,289)	—	—	—	(31,596,289)	—
Subscriptions — Limited Partners	69,739,000	62,812.7486	—	—	69,739,000	62,812.7486
Subscriptions — General Partner	250,000	213.4599	—	—	250,000	213.4599
Redemptions — Limited Partners	(79,204,024)	(76,284.8496)	—	—	(79,204,024)	(76,284.8496)

Partners’ Capital at December 31, 2010	222,241,881	218,789.9994	—	—	222,241,881	218,789.9994
Net income (loss)	14,281,465	—	565,987	—	14,847,452	—
Subscriptions — Limited Partners	8,677,964	8,392.8821	4,629,501	4,629.5010	13,307,465	13,022.3831
Subscriptions — General Partner	—	—	2,514,688	2,533.3079	2,514,688	2,533.3079
Redemptions — Limited Partners	(92,248,373)	(88,275.9766)	—	—	(92,248,373)	(88,275.9766)
Redemptions — General Partner	(2,714,688)	(2,650.4783)	(300,000)	(278.7016)	(3,014,688)	(2,929.1799)

Partners’ Capital at December 31, 2011	$150,238,249	136,256.4266	$7,410,176	6,884.1073	$157,648,425	143,140.5339

Net asset value per unit:

	Class A	Class D
2009:	$1,133.61	$—

2010:	$1,015.78	$—

2011:	$1,102.61	$1,076.42

See accompanying notes to financial statements.

Warrington Fund L.P.

Notes to Financial Statements

December 31, 2011

1.    Partnership Organization:

Warrington Fund L.P., (the “Partnership”) is a limited partnership organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and options contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades the stock indices sector. The Partnership may, however, also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On June 15, 2011, the Partnership began offering “Class A” units and “Class D” units pursuant to the offering memorandum. All outstanding units on June 15, 2011, were Class A units. The rights, powers, duties and obligations associated with the investment in Class A units were not changed. On October 1, 2011, the first Class D units were issued to Limited Partners. Class A and Class D will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer units to investors at its discretion.

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and loss of the Partnership, after the allocation to the Special Limited Partner (defined in Note 3b.), in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of business on any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

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

Warrington Fund L.P.

Notes to Financial Statements

December 31, 2011

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

Partnership’s Fair Value Measurements.    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$446,500	$446,500	$—	$—

Total assets	$446,500	$446,500	$—	$—

Liabilities
Options premium received	$432,838	$432,838	$—	$—

Total liabilities	432,838	432,838	—	—

Net fair value	$13,662	$13,662	$—	$—

Warrington Fund L.P.

Notes to Financial Statements

December 31, 2011

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,517,063	$1,517,063	$—	$—

Total assets	$1,517,063	$1,517,063	$—	$—

Liabilities
Options premium received	$1,423,500	$1,423,500	$—	$—

Total liabilities	1,423,500	1,423,500	—	—

Net fair value	$93,563	$93,563	$—	$—

d.	Options. The Partnership may purchase and write (sell), both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

e.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.	Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

g.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

Warrington Fund L.P.

Notes to Financial Statements

December 31, 2011

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

h.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3. Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (1/2 of 1% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

Warrington Asset Management LLC or one of its affiliates (the “Special Limited Partner,” or the “Advisor”), all of which are controlled by Scott C. Kimple, has served as the Partnerships commodity trading advisor since inception. The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor. Mr. Kimple, the sole trading principal of Warrington, is currently employed by Morgan Stanley Smith Barney LLC, a selling agent for the Partnership. As compensation for services, the Partnership pays the Advisor a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, the Advisor is the Special Limited Partner of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value

Warrington Fund L.P.

Notes to Financial Statements

December 31, 2011

of which shall be equal to 20% of new trading profits, as defined in the Management Agreement, earned for each outstanding Class by the Advisor on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Units. The Advisor will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of the markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services, which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to CGM equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A and (ii) a monthly brokerage fee equal to 1/12 of 1.5% (1.5% per year) of month-end Net Assets for Class D. Month-end Net Assets, for the purpose of calculating brokerage fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, management fee, profit share allocation accrual, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rates at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. This fee does not include exchange, give-up, user, clearing, floor brokerage and National Futures Association fees (collectively the “clearing fees”) which will be borne by the Partnership. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amounts of cash held for margin requirements were $20,916,233 and $44,588,913, respectively. CGM will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury Bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury Bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4. Trading	Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts traded during the years ended December 31, 2011 and 2010 were 14,534 and 14,568, respectively. The monthly average number of futures contracts traded during the years ended December 31, 2011 and 2010 were 73 and 104, respectively.

Warrington Fund L.P.

Notes to Financial Statements

December 31, 2011

The following tables indicate the gross fair values of derivative instruments of option contracts as separate assets and liabilities.

	December 31, 2011		December 31, 2010
Assets
Options Purchased
Indices	$446,500		$1,517,063

Total options purchased	$446,500	*	$1,517,063	*

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

	December 31, 2011		December 31, 2010
Liabilities
Options Premium Received
Indices	$(432,838)		$(1,423,500)

Total options premium received	$(432,838	)**	$(1,423,500	)**

**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2011, 2010 and 2009.

Sector	2011		2010		2009
Indices	$27,734,494		$(13,921,024)		$46,601,532

Total	$27,734,494	***	$(13,921,024	)***	$46,601,532	***

***	This amount is in “Total trading results” on the Statements of Income and Expenses.

5. Subscriptions,	Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of a month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

6. Financial	Highlights:

Changes in the net asset value per unit for Class A for the years ended December 31, 2011, 2010 and 2009 and changes in the net asset value for Class D for the period were as follows:

	2011	For the period October 1, 2011 (commencement of offering) to December 31, 2011	2010	2009
	Class A	Class D	Class A	Class A
Net realized and unrealized gains (losses) *	$114.01	$83.27	$(91.04)	$165.53
Interest income	0.27	—	0.92	0.74
Expenses and allocation to Special Limited Partner **	(27.45)	(6.85)	(27.71)	(28.27)

Increase (decrease) for the period	86.83	76.42	(117.83)	138.00
Net asset value per unit, beginning of period	1,015.78	1,000.00	1,133.61	995.61

Net asset value per unit, end of period	$1,102.61	$1,076.42	$1,015.78	$1,133.61

*	Includes brokerage fees.

**	Excludes brokerage fees.

Warrington Fund L.P.

Notes to Financial Statements

December 31, 2011

	2011	For the period October 1, 2011 (commencement of offering) to December 31, 2011†	2010***	2009***
Ratios to average net assets:	Class A	Class D	Class A	Class A
Net investment income (loss)	(7.1)%	(4.1)%	(6.9)%	(6.8)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner*****	(7.1)%	(4.1)%	(6.9)%	(6.8)%

Operating expenses	7.1%	4.1%	7.0%	6.9%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	7.1%	4.1%	7.0%	6.9%

Total return:
Total return before allocation to Special Limited Partner	8.5%	7.6%	(10.4)%	13.9%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	8.5%	7.6%	(10.4)%	13.9%

***	The ratios are shown net and gross of allocation to Special Limited Partner, if any, to conform to current year presentation.

†	Annualized, except for allocation to Special Limited Partner, if any.

*****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Class using Limited Partners’ share of income, expenses and average Net Assets.

7. Financial	Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forward, swaps and certain options. Specific market movements of commodities or future contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Warrington Fund L.P.

Notes to Financial Statements

December 31, 2011

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

The Partnership’s trading will be concentrated in exchange traded futures and options on the S&P 500 Index and the Dow Jones Industrials Average. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

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

Selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$12,257,712	$(9,167,711)	$10,735,572	$5,967,090

Net income (loss) before allocation to Special Limited Partner	$11,156,802	$(10,315,249)	$9,444,035	$4,561,864
Net income (loss) after allocation to Special Limited Partner	$11,156,802	$(10,315,249)	$9,444,035	$4,561,864
Increase (decrease) in net asset value per unit Class A	$72.48	$(60.13)	$51.75	$22.73
Increase (decrease) in net asset value per unit Class D	$76.42	$—	$—	$—

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$1,711,679	$8,119,690	$(45,045,053)	$10,469,756

Net income (loss) before allocation to Special Limited Partner	$130,295	$6,458,841	$(46,828,893)	$8,643,468
Net income (loss) after allocation to Special Limited Partner	$130,295	$6,458,841	$(46,828,893)	$8,643,468
Increase (decrease) in net asset value per unit Class A	$0.44	$25.53	$(179.77)	$35.97
Increase (decrease) in net asset value per unit Class D	$—	$—	$—	$—

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information. None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11.  Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $7,997,037 were earned for the year ended December 31, 2011. Management fees of $3,788,878 were earned by the Advisor for the year ended December 31, 2011. The General Partner earned $947,219 in administrative fees for the year ended December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

    The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner Class D unit equivalents	General Partner	2,254.6063	1.6%

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

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2011 and 2010 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$55,000
2010	$50,000

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional service for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$30,850
2010	$26,250

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)   Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Condensed Schedules of Investments at December 31, 2011 and 2010.

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to Financial Statements.

(2)       Exhibits:

3.1 (a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 ( filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1 (d) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York dated, September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement, dated June 15, 2011 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

10.1 (a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Letter from the General Partner to Warrington extending Management Agreement for 2011 (dated June 1, 2011 and filed herein).

10.2	Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4	Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Form of Third Party Subscription Agreement. (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10	Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.11	Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.12	Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

Exhibit 31.1 — Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer)

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
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Walter Davis President and Director Ceres Managed Futures LLC Date: March 30, 2012	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 30, 2012	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu
Brian Centner Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2012	Douglas J. Ketterer Director Ceres Managed Futures LLC Date: March 30, 2012	Alper Daglioglu Director Ceres Managed Futures LLC Date: March 30, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein Director Ceres Managed Futures LLC Date: March 30, 2012	Harry Handler Director Ceres Managed Futures LLC Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.