Form 10-Q
period 2012-03-31
WARRINGTON FUND LP
filed 2012-05-15
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes X  No -

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes -  No X

As of April 30, 2012, 126,347.3229 Limited Partnership Class A Redeemable Units were outstanding, 4,268.3661 Limited Partnership Class D Redeemable Units were outstanding.

WARRINGTON FUND L.P.

FORM 10-Q

INDEX

		Page Number

PART I — Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3

	Condensed Schedules of Investments at March 31, 2012 (unaudited) and December 31, 2011	4 – 5

	Statements of Income and Expenses for the three months ended March 31, 2012 and 2011 (unaudited)	6

	Statements of Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	7

	Notes to Financial Statements (unaudited)	8 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17 – 18

Item 4.	Controls and Procedures	19

PART II — Other Information		20 – 23

Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Extension Schema Document.
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB XBRL Taxonomy Extension Label Linkbase Document.
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Warrington Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$116,243,358	$145,413,723
Cash margin	38,048,244	20,916,233
Options purchased, at fair value (cost $3,707,375 and $517,375 at March 31, 2012 and December 31, 2011, respectively)	3,049,500	446,500

Total trading equity	157,341,102	166,776,456
Interest receivable	5,854	0

Total assets	$157,346,956	$166,776,456

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $7,129,750 and $4,016,675 at March 31, 2012 and December 31, 2011, respectively)	$2,446,250	$432,838
Accrued expenses:
Brokerage fees	471,468	505,312
Management fees	257,189	276,268
Administrative fees	64,297	69,067
Other	116,126	77,343
Redemptions payable	6,437,628	7,767,203

Total liabilities	9,792,958	9,128,031

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at March 31, 2012 and December 31, 2011)	0	0
General Partner, Class D, (1,975.2169 and 2,254.6063 unit equivalents outstanding at March 31, 2012 and December 31, 2011, respectively)	2,116,781	2,426,903
Limited Partners, Class A, (129,045.7055 and 136,256.4266 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively)	140,862,948	150,238,249
Limited Partners, Class D, (4,268.3661 and 4,629.5010 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively)	4,574,269	4,983,273

Total partners’ capital	147,553,998	157,648,425

Total liabilities and partners’ capital	$157,346,956	$166,776,456

Class A, net asset value per unit	$1,091.57	$1,102.61

Class D, net asset value per unit	$1,071.67	$1,076.42

See accompanying notes to financial statements.

Warrington Fund L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	760	$3,049,500	2.07%

Total options purchased		3,049,500	2.07

Options Premium Received
Indices
Calls	5,700	(71,250)	(0.05)
Puts	12,825	(2,375,000)	(1.61)

Total options premium received		(2,446,250)	(1,66)

Net fair value		$603,250	0.41%

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

Warrington Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$12,548	$41,960

Expenses:
Brokerage fees including clearing fees	1,703,766	2,407,743
Management fees	788,181	1,077,901
Administrative fees	197,045	269,475
Other	60,391	57,850

Total expenses	2,749,383	3,812,969

Net investment income (loss)	(2,736,835)	(3,771,009)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	698,649	(534,625)
Change in net unrealized gains (losses) on open contracts	512,663	8,867,498

Total trading results	1,211,312	8,332,873

Net income (loss)	(1,525,523)	4,561,864

Net income (loss) allocation by class:
Class A	$(1,494,111)	$4,561,864

Class D	$(31,412)	$0

Net asset value per unit
Class A (129,045.7055 and 193,372.1123 units outstanding at March 31, 2012 and 2011, respectively)	$1,091.57	$1,038.51

Class D (6,243.5830 units outstanding at March 31, 2012)	$1,071.67	$0

Net income (loss) per unit*
Class A	$(11.04)	$22.73

Class D	$(4.75)	$0

Weighted average units outstanding
Class A	136,764.9526	210,336.6847

Class D	6,686.0826	0

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Warrington Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$150,238,249	136,256.4266	$7,410,176	6,884.1073	$157,648,425	143,140.5339
Net income (loss)	(1,494,111)	—	(31,412)	—	(1,525,523)	—
Subscriptions-Limited Partners	5,292,500	4,794.5856	25,000	23.2251	5,317,500	4,817.8107
Redemptions-Limited Partners	(13,173,690)	(12,005.3067)	(412,714)	(384.3600)	(13,586,404)	(12,389.6667)
Redemptions-General Partner	—	—	(300,000)	(279.3894)	(300,000)	(279.3894)

Partners’ Capital at March 31, 2012	$140,862,948	129,045.7055	$6,691,050	6,243.5830	$147,553,998	135,289.2885

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2010	$222,241,881	218,789.9994	$—	—	$222,241,881	218,789.9994
Net income (loss)	4,561,864	—	—	—	4,561,864	—
Subscriptions-Limited Partners	1,803,800	1,775.5790	—	—	1,803,800	1,775.5790
Redemptions-Limited Partners	(27,788,008)	(27,193.4661)	—	—	(27,788,008)	(27,193.4661)

Partners’ Capital at March 31, 2011	$200,819,537	193,372.1123	$—	—	$200,819,537	193,372.1123

Warrington Fund L.P.

Notes to Financial Statements

March 31, 2012

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

On June 15, 2011, the Partnership began offering “Class A” Redeemable Units and “Class D” Redeemable Units pursuant to the offering memorandum. All outstanding Redeemable Units on June 15, 2011 were Class A Redeemable Units. The rights, powers, duties and obligations associated with the investment in Class A Redeemable Units were not changed. On October 1, 2011, the first Class D Redeemable Units were issued to limited partners of the Partnership (each a “Limited Partner”). Class A Redeemable Units and Class D Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Redeemable Units that a Limited Partner receives will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Class A Redeemable Units or Class D Redeemable Units to investors in its sole discretion.

As of March 31, 2012, all trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”). In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership.

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012, and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012, and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Warrington Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2.    Financial Highlights:

Changes in net asset value per unit for each Class for the three months ended March 31, 2012, and 2011 were as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Class A	Class D	Class A
Net realized and unrealized gains (losses) *	$(3.83)	$2.31	$29.22
Interest income	0.09	0.09	0.20
Expenses and allocation to Special Limited Partner **	(7.30)	(7.15)	(6.69)

Increase (decrease) for the period	(11.04)	(4.75)	22.73
Net asset value per unit, beginning of period	1,102.61	1,076.42	1,015.78

Net asset value per unit, end of period	$1,091.57	$1,071.67	$1,038.51

*	Includes brokerage fees including clearing fees.
**	Excludes brokerage fees including clearing fees.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Class A	Class D	Class A***
Ratios to average net assets:****
Net investment income (loss)	(7.3)%	(5.0)%	(7.3)%
Allocation to Special Limited Partner	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner *****	(7.3)%	(5.0)%	(7.3)%

Operating expense	7.3%	5.0%	7.4%
Allocation to Special Limited Partner	—%	—%	—%

Total expenses	7.3%	5.0%	7.4%

Total return:
Total return before allocation to Special Limited Partner	(1.0)%	(0.4)%	2.2%
Allocation to Special Limited Partner	—%	—%	—%

Total return after allocation to Special Limited Partner	(1.0)%	(0.4)%	2.2%

***	The ratios are shown net and gross of allocation to Special Limited Partner, if any, to conform to current year presentation.
****	Annualized (except allocation to Special Limited Partner, if applicable).
*****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2012, and 2011 were 0 and 290, respectively. The monthly average number of option contracts traded during the three months ended March 31, 2012, and 2011 were 20,122 and 22,762, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Warrington Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of March 31, 2012, and December 31, 2011.

	March 31, 2012		December 31, 2011
Assets
Options Purchased
Indices	$3,049,500		$446,500

Total options purchased	$3,049,500	*	$446,500	*

Liabilities
Options Premium Received
Indices	$(2,446,250)		$(432,838)

Total options premium received	$(2,446,250	)**	$(432,838	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012, and 2011.

	Three Months Ended March 31,
Sector	2012		2011
Indices	$1,211,312		$8,332,873

Total	$1,211,312	***	$8,332,873	***

*** This amount is in “Total trading results” on the Statements of Income and Expenses.

4.    Fair Value Measurements:

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on option contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

Warrington Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012, and December 31, 2011, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$3,049,500	$3,049,500	$—	$—

Total assets	$3,049,500	$3,049,500	$—	$—

Liabilities
Options premium received	$2,446,250	$2,446,250	$—	$—

Total liabilities	2,446,250	2,446,250	—	—

Net fair value	$603,250	$603,250	$—	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$446,500	$446,500	$—	$—

Total assets	$446,500	$446,500	$—	$—

Liabilities
Options premium received	$432,838	$432,838	$—	$—

Total liabilities	432,838	432,838	—	—

Net fair value	$13,662	$13,662	$—	$—

Warrington Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

6.    Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Warrington Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on option contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012, and December 31, 2011, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Warrington Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash, options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, the Partnership’s capital decreased 6.4% from $157,648,425 to $147,553,998. This decrease was attributable to the net loss from operations of $1,525,523, coupled with the redemptions of 12,005.3067 Class A Redeemable Units totaling $13,173,690 and by the redemptions of 384.3600 Class D Redeemable Units totaling $412,714 and 279.3894 General Partner Class D unit equivalents were redeemed totaling $300,000. This decrease was partially offset by subscriptions of 4,794.5856 Class A Redeemable Units totaling $5,292,500 and 23.2251 Class D Redeemable Units totaling $25,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per Class A unit decreased 1.0% from $1,102.61 to $1,091.57 as compared to an increase of 2.2% in the first quarter of 2011. During the Partnership’s first quarter of 2012, the net asset value per Class D unit decreased 0.4% from $1,076.42 to $1,071.67. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2012 of $1,211,312. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2011 of $8,332,873. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Calls, and were partially offset by losses in the S&P 500 Index Puts.

Trading gains were recorded during January as ratio put spread positions in the S&P 500 Index benefited during the last week of the month as the S&P 500 Index traded lower for four consecutive days. Smaller trading gains were recorded in March from ratio put spread positions as the Partnership was able to capitalize on a small part of the decline in the S&P 500 Index at the end of the month.

A portion of these gains was offset by trading losses incurred in February as low levels of volatility in the S&P 500 Index cost the Fund’s ratio put spreads money as the market traded higher, thus forcing positions to be rebalanced during the month.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2012, decreased by $29,412, as compared to the corresponding period in 2011. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2012 decreased by $703,977, as compared to the corresponding period in 2011. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2012, decreased by $289,720, as compared to the corresponding period in 2011. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2012 decreased by $72,430, as compared to the corresponding period in 2011. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2012, and 2011. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open contracts by market category as of March 31, 2012, and December 31, 2011, and the highest, lowest and average value during the three months ended March 31, 2012, and twelve months ended December 31, 2011. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. As of March 31, 2012, the Partnership’s total capital was $147,553,998.

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$30,921,195	20.96%	$135,350,515	$30,921,195	$43,211,468

Total	$30,921,195	20.96%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s total capitalization was $157,648,425.

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$16,743,916	10.62%	$135,350,575	$4,043,054	$48,751,848

Total	$16,743,916	10.62%

*	Annual average of month-end Values at Risk.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, there were subscriptions of 4,794.5856 Class A Redeemable Units totaling $5,292,500 and 23.2251 Class D Redeemable Units totaling $25,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures and options contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	4,549.7179	$ 1,105.31	—	$ 1,081.08	N/A	N/A
February 1, 2012 – February 29, 2012	1,558.0029	$ 1,095.77	384.3600	$ 1,073.77	N/A	N/A
March 1, 2012 – March 31, 2012	5,897.5859	$ 1,091.57	—	$ 1,071.67	N/A	N/A
	12,005.3067	$ 1,097.32	384.3600	$ 1,073.77

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – None

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

Fourth Amended and Restated Limited Partnership Agreement, dated June 15, 2011 (filed as Exhibit 3.2(b) to the quarterly report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference)

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington, dated December 31, 2005 (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington extending Management Agreement for 2012 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10	Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.11	Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.12	Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 15, 2012