Form 10-Q
period 2012-09-30
WARRINGTON FUND LP
filed 2012-11-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes -  No X

As of October 31, 2012, 131,567.4899 Limited Partnership Class A Redeemable Units were outstanding, 4,127.9873 Limited Partnership Class D Redeemable Units were outstanding.

WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Warrington Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Equity in trading account:
Cash	$130,168,387	$145,413,723
Cash margin	32,294,431	20,916,233
Options purchased, at fair value (cost $4,966,125 and $517,375 at September 30, 2012 and December 31, 2011, respectively)	6,091,875	446,500

Total trading equity	168,554,693	166,776,456
Interest receivable	6,715	0

Total assets	$168,561,408	$166,776,456

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$61,750	$0
Options premium received, at fair value (premium $3,792,250 and $4,016,675 at September 30, 2012 and December 31, 2011, respectively)	2,676,312	432,838
Accrued expenses:
Brokerage fees	504,778	505,312
Management fees	275,418	276,268
Administrative fees	68,854	69,067
Other	67,789	77,343
Redemptions payable	2,646,128	7,767,203

Total liabilities	6,301,029	9,128,031

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at September 30, 2012 and December 31, 2011)	0	0
General Partner, Class D, (1,442.1637 and 2,254.6063 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively)	1,705,863	2,426,903
Limited Partners, Class A, (130,814.1229 and 136,256.4266 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	155,839,453	150,238,249
Limited Partners, Class D, (3,986.1963 and 4,629.5010 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	4,715,063	4,983,273

Total partners’ capital	162,260,379	157,648,425

Total liabilities and partners’ capital	$168,561,408	$166,776,456

Class A, net asset value per unit	$1,191.30	$1,102.61

Class D, net asset value per unit	$1,182.85	$1,076.42

See accompanying notes to financial statements.

Warrington Fund L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	190	$(61,750)	(0.03)%

Total futures contracts purchased		(61,750)	(0.03)

Options Purchased
Indices
Calls	190	2,375	0.00 *
Puts	950	6,089,500	3.75

Total options purchased		6,091,875	3.75

Options Premium Received
Indices
Calls	1,590	(50,750)	(0.03)
Puts	9,595	(2,625,562)	(1.62)

Total options premium received		(2,676,312)	(1.65)

Net fair value		$3,353,813	2.07%

*	Due to rounding.

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

Warrington Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$20,122	$5,284	$49,197	$54,439

Expenses:
Brokerage fees including clearing fees	1,659,680	1,850,418	5,008,788	6,324,696
Management fees	820,556	891,110	2,384,165	2,955,446
Administrative fees	205,139	222,777	596,040	738,861
Other	63,529	33,651	182,967	149,994

Total expenses	2,748,904	2,997,956	8,171,960	10,168,997

Net investment income (loss)	(2,728,782)	(2,992,672)	(8,122,763)	(10,114,558)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	9,422,786	(9,002,200)	21,449,217	13,349,800
Change in net unrealized gains (losses) on open contracts	(5,528,031)	1,679,623	(1,333,024)	455,408

Total trading results	3,894,755	(7,322,577)	20,116,193	13,805,208

Net income (loss)	$1,165,973	$(10,315,249)	$11,993,430	$3,690,650

Net income (loss) allocation by class:
Class A	$1,077,317	$(10,315,249)	$11,345,602	$3,690,650

Class D	$88,656	$0	$647,828	$0

Net asset value per unit
Class A (130,814.1229 and 156,534.4521 units outstanding at September 30, 2012 and 2011, respectively)	$1,191.30	$1,030.13	$1,191.30	$1,030.13

Class D (5,428.3600 units outstanding at September 30, 2012)	$1,182.85	$0	$1,182.85	$0

Net income (loss) per unit*
Class A	$8.15	$(60.13)	$88.69	$14.35

Class D	$14.71	$0	$106.43	$0

Weighted average units outstanding
Class A	132,317.8513	171,146.8666	132,465.6544	188,489.4886

Class D	6,028.3600	0	6,274.2001	0

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Warrington Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partner’s capital at December 31, 2011	$150,238,249	136,256.4266	$7,410,176	6,884.1073	$157,648,425	143,140.5339
Net income (loss)	11,345,602	0	647,828	0	11,993,430	0
Subscriptions-Limited Partners	18,990,276	16,511.0579	725,000	641.0593	19,715,276	17,152.1172
Redemptions-Limited Partners	(24,734,674)	(21,953.3616)	(1,462,326)	(1,284.3640)	(26,197,000)	(23,237.7256)
Redemptions-General Partner	0	0	(899,752)	(812.4426)	(899,752)	(812.4426)

Partner’s capital at September 30, 2012	$155,839,453	130,814.1229	$6,420,926	5,428.3600	$162,260,379	136,242.4829

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partner’s capital at December 31, 2010	$222,241,881	218,789.9994	$0	0	$222,241,881	218,789.9994
Net income (loss)	3,690,650	0	0	0	3,690,650	0
Subscriptions-Limited Partners	6,474,964	6,254.5811	0	0	6,474,964	6,254.5811
Redemptions-Limited Partners	(70,957,064)	(68,323.4846)	0	0	(70,957,064)	(68,323.4846)
Redemptions-General Partner	(200,000)	(186.6438)	0	0	(200,000)	(186.6438)

Partner’s capital at September 30, 2011	$161,250,431	156,534.4521	$0	0	$161,250,431	156,534.4521

Warrington Fund L.P.

Notes to Financial Statements

September 30, 2012

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

On June 15, 2011, the Partnership began offering “Class A” Redeemable Units and “Class D” Redeemable Units pursuant to the offering memorandum. All outstanding Redeemable Units on June 15, 2011, were Class A Redeemable Units. The rights, powers, duties and obligations associated with the investment in Class A Redeemable Units were not changed. On October 1, 2011, the first Class D Redeemable Units were issued to limited partners of the Partnership (each a “Limited Partner.”) Class A Redeemable Units and Class D Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Redeemable Units that a Limited Partner receives will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Class A Redeemable Units or Class D Redeemable Units to investors in its sole discretion.

As of September 30, 2012, all trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”). In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012, and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012, and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Warrington Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.    Financial Highlights:

Changes in net asset value per unit for each Class for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Class A	Class D	Class A	Class A	Class D	Class A
Net realized and unrealized gains (losses) *	$15.89	$22.37	$(53.45)	$111.16	$128.57	$34.50
Interest income	0.14	0.14	0.03	0.36	0.36	0.27
Expenses and allocation to Special Limited Partner **	(7.88)	(7.80)	(6.71)	(22.83)	(22.50)	(20.42)

Increase (decrease) for the period	8.15	14.71	(60.13)	88.69	106.43	14.35
Net asset value per unit, beginning of period	1,183.15	1,168.14	1,090.26	1,102.61	1,076.42	1,015.78

Net asset value per unit, end of period	$1,191.30	$1,182.85	$1,030.13	$1,191.30	$1,182.85	$1,030.13

*	Includes brokerage fees including clearing fees.
**	Excludes brokerage fees including clearing fees.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Class A	Class D	Class A***	Class A	Class D	Class A***
Ratios to average net assets:****
Net investment income (loss)	(6.8)%	(4.5)%	(6.8)%	(7.1)%	(4.9)%	(7.0)%
Allocation to Special Limited Partner	0%	0%	0%	0%	0%	0%

Net investment income (loss) before allocation to Special Limited Partner *****	(6.8)%	(4.5)%	(6.8)%	(7.1)%	(4.9)%	(7.0)%

Operating expense	6.9%	4.5%	6.8%	7.1%	5.0%	7.1%
Allocation to Special Limited Partner	0%	0%	0%	0%	0%	0%

Total expenses	6.9%	4.5%	6.8%	7.1%	5.0%	7.1%

Total return:
Total return before allocation to Special Limited Partner	0.7%	1.3%	(5.5)%	8.0%	9.9%	1.4%
Allocation to Special Limited Partner	0%	0%	0%	0%	0%	0%

Total return after allocation to Special Limited Partner	0.7%	1.3%	(5.5)%	8.0%	9.9%	1.4%

***	The ratios are shown net and gross of allocation to Special Limited Partner, if any, to conform to current period presentation.
****	Annualized (except allocation to Special Limited Partner, if applicable).
*****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Warrington Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2012, and 2011 were 63 and 0, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2012, and 2011 were 21 and 97, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2012, and 2011 were 11,565 and 13,092, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2012, and 2011 were 15,411 and 16,435, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

The following table indicates the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
Liabilities
Futures Contracts
Indices	$(61,750)		$—

Total unrealized depreciation on open futures contracts	$(61,750)		$—

Net unrealized depreciation on open futures contracts	$(61,750	)*	$—	*

Assets
Options Purchased
Indices	$6,091,875		$446,500

Total options purchased	$6,091,875	**	$446,500	**

Liabilities
Options Premium Received
Indices	$(2,676,312)		$(432,838)

Total options premium received	$(2,676,312	)***	$(432,838	)***

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Warrington Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2012		2011		2012		2011
Indices	$3,894,755		$(7,322,577)		$20,116,193		$13,805,208

Total	$3,894,755	****	$(7,322,577	)****	$20,116,193	****	$13,805,208	****

**** This amount is in “Total trading results” on the Statements of Income and Expenses.

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

September 30, 2012

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards [(“IFRS”)].” The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (“the FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$6,091,875	$6,091,875	$—	$—

Total assets	$6,091,875	$6,091,875	$—	$—

Liabilities
Futures	$61,750	$61,750	$—	$—
Options premium received	2,676,312	2,676,312	—	—

Total liabilities	2,738,062	2,738,062	—	—

Net fair value	$3,353,813	$3,353,813	$—	$—

Warrington Fund L.P.

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012, and December 31, 2011, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Warrington Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, options and futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, the Partnership’s capital increased 2.9% from $157,648,425 to $162,260,379. This increase was attributable to the net income of $11,993,430, coupled with the subscriptions of 16,511.0579 Class A Redeemable Units totaling $18,990,276 and subscriptions of 641.0593 Class D Redeemable Units totaling $725,000. This increase was partially offset by redemptions of 21,953.3616 Class A Redeemable Units totaling $24,734,674 and redemptions of 1,284.3640 Class D Redeemable Units totaling $1,462,326 and 812.4426 General Partner Class D unit equivalents were redeemed totaling $899,752. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per Class A unit increased 0.7% from $1,183.15 to $1,191.30 as compared to a decrease of 5.5% in the third quarter of 2011. During the Partnership’s third quarter of 2012, the net asset value per Class D unit increased 1.3% from $1,168.14 to $1,182.85. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $3,894,755. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Puts and were partially offset by losses in the S&P 500 Index Calls. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter of 2011 of $7,322,577. Losses were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts, and were partially offset by gains in the S&P 500 Index futures.

During the third quarter of 2012, the most significant gains were recorded during September as ratio put spread positions in the S&P 500 Index benefited as prices rallied. Further gains were recorded during July as ratio put spread positions in the S&P 500 Index benefited during the earlier part of the month as prices declined given concerns about the health of the U.S. economy. Lastly, modest gains were also recorded during August as ratio put spread positions in the S&P 500 Index benefited the Partnership as prices declined early in the month.

During the Partnership’s nine months ended September 30, 2012, the net asset value per Class A unit increased 8.0% from $1,102.61 to $1,191.30 as compared to an increase of 1.4% in the nine months ended September 30, 2011. During the Partnership’s nine months ended September 30, 2012, the net asset value per Class D unit increased 9.9% from $1,076.42 to $1,182.85. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012, of $20,116,193. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, S&P 500 Index Calls and the S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011, of $13,805,208. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and were partially offset by losses in the S&P 500 Index Calls and the S&P 500 Index Puts.

During the nine months ended September 30, 2012, the most significant gains were recorded during June as ratio put spread positions in the S&P 500 Index profited during the latter half of the month as prices rallied. Further gains were recorded during April as ratio put spread positions in the S&P 500 Index benefited during the earlier part of the month as prices declined given concerns about the health of the U.S. economy. Gains were also recorded during May from ratio put spread positions in the S&P 500 Index as prices declined during the month on concerns over the euro zone debt crisis and slowing global growth. Gains were also recorded during September as ratio put spread positions in the S&P 500 Index were profitable as prices rallied. Additional gains were recorded during January as ratio put spread positions in the S&P 500 Index benefited during the last week of the month as the S&P 500 Index traded lower for four consecutive days. Smaller trading gains were recorded in March as the Partnership was able to capitalize on a small part of the decline in the S&P 500 Index at the end of the month. A portion of these gains was offset by trading losses incurred in February as low levels of volatility in the S&P 500 Index cost the Fund’s ratio put spreads money as the market traded higher, thus forcing positions to be rebalanced during the month.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended September 30, 2012, increased by $14,838, as compared to the corresponding period in 2011. Interest income for the nine months ended September 30, 2012, decreased by $5,242, as compared to the corresponding period in 2011. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended September 30, 2012, as compared to the corresponding period in 2011. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the nine months ended September 30, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2012, decreased by $190,738 and $1,315,908, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2012, decreased by $70,554 and $571,281, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2012, decreased by $17,638 and $142,821, respectively, as compared to the corresponding periods in 2011. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2012, and 2011. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open contracts by market category as of September 30, 2012, and December 31, 2011, and the highest, lowest and average value during the three months ended September 30, 2012, and twelve months ended December 31, 2011. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. As of September 30, 2012, the Partnership’s total capital was $162,260,379.

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$32,463,630	20.01%	$98,040,400	$2,710,925	$23,696,485

Total	$32,463,630	20.01%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s total capitalization was $157,648,425.

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$16,743,916	10.62%	$135,350,575	$4,043,054	$48,751,848

Total	$16,743,916	10.62%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

        Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, there were subscriptions of 7,087.4179 Class A Redeemable Units totaling $8,375,706. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures and options contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	844.7840	$ 1,182.51	—	$ 1,169.71	N/A	N/A
August 1, 2012 – August 31, 2012	2,888.9810	$ 1,178.89	—	$ 1,168.32	N/A	N/A
September 1, 2012 – September 30, 2012	1,625.4660	$ 1,191.30	600.0000	$ 1,182.85	N/A	N/A
	5,359.2310	$ 1,183.22	600.0000	$ 1,182.85

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – None

Item 5.    Other Information

The registrant does not have a board of directors. The registrant’s general partner, Ceres Managed Futures LLC (“CMF”), is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of CMF.

Damian George, age 45, has been a Director of the general partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the general partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6.    Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K on September 7, 2011 and incorporated herein by reference).

3.2	(a)	Fifth Amended and Restated Limited Partnership Agreement, effective January 30, 2012 (filed as Exhibit 3.2(b) to the Form 8-K filed on May 17, 2012 and incorporated herein by reference)

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington Asset Management, LLC, effective July 24, 2011 (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2012 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington Asset Management, LLC extending Management Agreement for 2012 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed herein).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.9		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10	Escrow Agreement among the Partnership, the General Partner, CGM and JPMorgan Chase Bank, N.A., dated December 23, 2005 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.11	Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.12	Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Baird (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARRINGTON FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 14, 2012