Form 10-Q
period 2013-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2013-05-15
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes -  No X

As of April 30, 2013, 133,300.6249 Limited Partnership Class A Redeemable Units were outstanding, 4,192.8563 Limited Partnership Class D Redeemable Units were outstanding.

WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$139,152,556	$159,929,328
Cash margin	30,081,204	9,339,415
Net unrealized appreciation on open futures contracts	0	1,264,688
Options purchased, at fair value (cost $3,277,500 and $698,250 at March 31, 2013 and December 31, 2012, respectively)	2,318,000	926,250

Total trading equity	171,551,760	171,459,681
Interest receivable	8,372	7,077

Total assets	$171,560,132	$171,466,758

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $2,694,563 and $451,750 at March 31, 2013 and December 31, 2012, respectively)	$1,945,312	$38,250
Accrued expenses:
Brokerage fees	516,356	521,907
Management fees	281,736	284,723
Administrative fees	70,434	71,181
Other	56,734	72,795
Redemptions payable	1,306,675	2,210,623

Total liabilities	4,177,247	3,199,479

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at March 31, 2013 and December 31, 2012)	0	0
General Partner, Class D, (1,442.1637 unit equivalents outstanding at March 31, 2013 and December 31, 2012)	1,752,936	1,767,775
Limited Partners, Class A, (132,271.4429 and 131,093.4499 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively)	160,108,147	160,930,934
Limited Partners, Class D, (4,542.8563 Redeemable Units outstanding at March 31, 2013 and December 31, 2012)	5,521,802	5,568,570

Total partners’ capital	167,382,885	168,267,279

Total liabilities and partners’ capital	$171,560,132	$171,466,758

Net asset value per unit:
Class A	$1,210.45	$1,227.60

Class D	$1,215.49	$1,225.78

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	760	$2,318,000	1.38%

Total options purchased		2,318,000	1.38

Options Premium Received
Indices
Calls	2,000	(75,000)	(0.04)
Puts	4,845	(1,870,312)	(1.12)

Total options premium received		(1,945,312)	(1.16)

Net fair value		$372,688	0.22%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$20,170	$12,548

Expenses:
Brokerage fees including clearing fees	1,885,621	1,703,766
Management fees	856,303	788,181
Administrative fees	214,076	197,045
Other	57,003	60,391

Total expenses	3,013,003	2,749,383

Net investment income (loss)	(2,992,833)	(2,736,835)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,730,094	698,649
Change in net unrealized gains (losses) on open contracts	(2,116,437)	512,663

Total trading results	613,657	1,211,312

Net income (loss)	$(2,379,176)	$(1,525,523)

Net income (loss) allocation by class:
Class A	$(2,317,569)	$(1,494,111)

Class D	$(61,607)	$(31,412)

Net asset value per unit
Class A (132,271.4429 and 129,045.7055 units outstanding at March 31, 2013 and 2012, respectively)	$1,210.45	$1,091.57

Class D (5,985.0200 and 6,243.5830 units outstanding at March 31, 2013 and 2012, respectively)	$1,215.49	$1,071.67

Net income (loss) per unit*
Class A	$(17.15)	$(11.04)

Class D	$(10.29)	$(4.75)

Weighted average units outstanding
Class A	134,686.7856	136,764.9526

Class D	5,985.0200	6,686.0826

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units

Partner’s Capital at December 31, 2012	$160,930,934	131,093.4499	$7,336,345	5,985.0200	$168,267,279	137,078.4699
Net income (loss)	(2,317,569)	0	(61,607)	0	(2,379,176)	0
Subscriptions - Limited Partners	12,725,612	10,407.8560	0	0	12,725,612	10,407.8560
Redemptions - Limited Partners	(11,230,830)	(9,229.8630)	0	0	(11,230,830)	(9,229.8630)
Redemptions - General Partner	0	0	0	0	0	0

Partner’s Capital at March 31, 2013	$160,108,147	132,271.4429	$7,274,738	5,985.0200	$167,382,885	138,256.4629

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partner’s Capital at December 31, 2011	$150,238,249	136,256.4266	$7,410,176	6,884.1073	$157,648,425	143,140.5339
Net income (loss)	(1,494,111)	0	(31,412)	0	(1,525,523)	0
Subscriptions - Limited Partners	5,292,500	4,794.5856	25,000	23.2251	5,317,500	4,817.8107
Redemptions - Limited Partners	(13,173,690)	(12,005.3067)	(412,714)	(384.3600)	(13,586,404)	(12,389.6667)
Redemptions - General Partner	0	0	(300,000)	(279.3894)	(300,000)	(279.3894)

Partner’s Capital at March 31, 2012	$140,862,948	129,045.7055	$6,691,050	6,243.5830	$147,553,998	135,289.2885

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

1.    General:

Managed Futures Premier Warrington L.P. (formerly known as Warrington Fund L.P.) (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and options contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may, however, also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Market Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

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

As of March 31, 2013, all trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”). In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership.

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013, and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013, and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.    Financial Highlights:

Changes in net asset value per unit for each Class for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses) *	$(9.28)	$(2.41)	$(3.83)	$2.31
Interest income	0.15	0.16	0.09	0.09
Expenses **	(8.02)	(8.04)	(7.30)	(7.15)

Increase (decrease) for the period	(17.15)	(10.29)	(11.04)	(4.75)
Net asset value per unit, beginning of period	1,227.60	1,225.78	1,102.61	1,076.42

Net asset value per unit, end of period	$1,210.45	$1,215.49	$1,091.57	$1,071.67

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Class A	Class D	Class A	Class D
Ratios to average net assets:***
Net investment income (loss)	(7.4)%	(4.9)%	(7.3)%	(5.0)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner ****	(7.4)%	(4.9)%	(7.3)%	(5.0)%

Operating expense	7.4%	4.9%	7.3%	5.0%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	7.4%	4.9%	7.3%	5.0%

Total return:
Total return before allocation to Special Limited Partner	(1.4)%	(0.8)%	(1.0)%	(0.4)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(1.4)%	(0.8)%	(1.0)%	(0.4)%

***	Annualized (except allocation to Special Limited Partner, if applicable).
****	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts traded during the three months ended March 31, 2013, and 2012 were 12,886 and 20,122, respectively.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following tables summarize the valuation of the Partnership’s investments at March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Options purchased	$2,318,000	$—	$2,318,000

Total Assets	$2,318,000	$—	$2,318,000

Liabilities
Options premium received	$—	(1,945,312)	(1,945,312)

Total Liabilities	$—	$(1,945,312)	$(1,945,312)

Total options purchased			2,318,000
Total options premium received			(1,945,312)

Total net unrealized gain (loss) on total contracts			$372,688

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,264,688	$—	$1,264,688
Options purchased	926,250	—	926,250

Total Assets	$2,190,938	$—	$2,190,938

Liabilities
Options premium received	$—	(38,250)	(38,250)

Total Liabilities	$—	$(38,250)	$(38,250)

Net unrealized appreciation on open futures contracts			$1,264,688
Total options purchased			926,250
Total options premium received			(38,250)

Total net unrealized gain (loss) on total contracts			$2,152,688

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following table indicates the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013
Assets
Options Purchased
Indices	$2,318,000

Total options purchased	$2,318,000	*

Liabilities
Options Premium Received
Indices	$(1,945,312)

Total options premium received	$(1,945,312	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2012
Assets
Futures Contracts
Indices	$1,264,688

Total unrealized appreciation on open futures contracts	$1,264,688

Net unrealized appreciation on open futures contracts	$1,264,688	*

Assets
Options Purchased
Indices	$926,250

Total options purchased	$926,250	**

Liabilities
Options Premium Received
Indices	$(38,250)

Total options premium received	$(38,250	)***

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Sector	2013		2012
Indices	$613,657		$1,211,312

Total	$613,657	****	$1,211,312	****

**** This amount is in “Total trading results” on the Statements of Income and Expenses.

4.    Fair Value Measurements:

Partnership’s Investments. All commodity interests, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on option contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$2,318,000	$2,318,000	$0	$0

Total assets	$2,318,000	$2,318,000	$0	$0

Liabilities
Options premium received	$1,945,312	$1,945,312	$0	$0

Total liabilities	1,945,312	1,945,312	0	0

Net fair value	$372,688	$372,688	$0	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,264,688	$1,264,688	$0	$0
Options purchased	926,250	926,250	0	0

Total assets	2,190,938	2,190,938	0	0

Liabilities
Options premium received	$38,250	$38,250	$0	$0

Total liabilities	38,250	38,250	0	0

Net fair value	$2,152,688	$2,152,688	$0	$0

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s contracts are traded OTC although contracts may be traded OTC in the future.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

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

6.    Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013, and December 31, 2012, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, and options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, the Partnership’s capital decreased 0.5% from $168,267,279 to $167,382,885. This decrease was attributable to the net loss of $2,379,176, coupled with the redemptions of 9,229.8630 Class A Redeemable Units totaling $11,230,830, which was partially offset by subscriptions of 10,407.8560 Class A Redeemable Units totaling $12,725,612. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per Class A unit decreased 1.4% from $1,227.60 to $1,210.45, as compared to a decrease of 1.0% in the first quarter of 2012. During the Partnership’s first quarter of 2013, the net asset value per Class D unit decreased 0.8% from $1,225.78 to $1,215.49, as compared to a decrease of 0.4% in the first quarter of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $613,657. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2012 of $1,211,312. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts.

During the first quarter of 2013, the most significant gains were recorded during March as ratio put spread positions benefited during the S&P 500 Index sell-off due to the Cyprus banking depositor levy. Further gains were recorded from ratio put spread positions in the S&P 500 Index during February as equity markets sold off in the United States during the latter half of the month on concerns the U.S. Federal reserve would abandon its “Quantitative Easing” programs sooner than expected. A portion of these gains was offset by losses in January from ratio put spread positions that expired worthless due to a generally higher trending market with minimal volatility.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2013, increased by $7,622, as compared to the corresponding period in 2012. The increase in interest income is due to higher U.S. Treasury bill rates and higher average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value on the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three months ended March 31, 2013 increased by $181,855, as compared to the corresponding period in 2012. The increase in brokerage fees is due to higher average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013, increased by $68,122, as compared to the corresponding period in 2012. The increase in management fees is due to higher average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2013 increased by $17,031, as compared to the corresponding period in 2012. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2013, and 2012. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term on-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013, and December 31, 2012, and the highest, lowest and average value during the three months ended March 31, 2013, and twelve months ended December 31, 2012. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012. As of March 31, 2013, the Partnership’s total capital was $167,382,885.

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$27,685,355	16.54%	$77,591,103	$17,744,950	$30,516,613

Total	$27,685,355	16.54%

*	Average of month-end Values at Risk.

As of December 31, 2012, the Partnership’s total capitalization was $168,267,279.

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$9,297,650	5.53%	$98,040,400	$2,710,925	$30,595,944

Total	$9,297,650	5.53%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were subscriptions of 10,407.8560 Class A Redeemable Units totaling $12,725,612. The Redeemable Units and the Special Limited Partner unit equivalents were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units and the Special Limited Partner unit equivalents were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units and the Special Limited Partner unit equivalents were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures and options contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	5,513.1680	$ 1,218.94	N/A	N/A
February 1, 2013 – February 28, 2013	2,637.2000	$ 1,214.90	N/A	N/A
March 1, 2013 – March 31, 2013	1,079.4950	$ 1,210.45	N/A	N/A
	9,229.8630	$ 1,216.79

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – Not Applicable

Item 5.    Other Information

Item 6.    Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K on September 7, 2011 and incorporated herein by reference).

	(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by referenced).

3.2	(a)	Fifth Amended and Restated Limited Partnership Agreement, effective January 30, 2012 (filed as Exhibit 3.2(b) to the Form 8-K filed on May 17, 2012 and incorporated herein by reference)

	(b)	Amendment No. 1 to the Fifth Amended and Restated Limited Partnership Agreement, dated November 30, 2012 (filed as exhibit 3.2 to the current report on Form 8-K filed on January 3, 2012 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington Asset Management, LLC, effective July 24, 2011 (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2012 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington Asset Management, LLC extending Management Agreement for 2013 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.2		Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.3		Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7		Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the quarterly report on Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.10		Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.11		Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).

10.12	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER WARRINGTON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date:	May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 15, 2013