Form 10-Q
period 2013-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2013-11-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes -  No X

As of October 31, 2013, 137,438.2709 Limited Partnership Class A Redeemable Units were outstanding, 3,305.9313 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Equity in trading account:
Cash	$156,501,076	$159,929,328
Cash margin	19,796,591	9,339,415
Net unrealized appreciation on open futures contracts	0	1,264,688
Options purchased, at fair value (cost $2,268,988 and $698,250 at September 30, 2013 and December 31, 2012, respectively)	3,644,775	926,250

Total trading equity	179,942,442	171,459,681
Interest receivable	1,400	7,077

Total assets	$179,943,842	$171,466,758

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $2,149,687 and $451,750 at September 30, 2013 and December 31, 2012, respectively)	$4,077,400	$38,250
Accrued expenses:
Brokerage fees	552,139	521,907
Management fees	291,909	284,723
Administrative fees	72,977	71,181
Other	169,055	72,795
Redemptions payable	3,432,216	2,210,623

Total liabilities	8,595,696	3,199,479

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at September 30, 2013 and December 31, 2012)	0	0
General Partner, Class D, (1,442.1637 unit equivalents outstanding at September 30, 2013 and December 31, 2012)	1,745,955	1,767,775
Limited Partners, Class A, (137,591.7269 and 131,093.4499 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively)	164,023,450	160,930,934
Limited Partners, Class D, (4,608.0593 and 4,542.8563 Redeemable Units outstanding at September 30, 2013 and December 31, 2012)	5,578,741	5,568,570

Total partners’ capital	171,348,146	168,267,279

Total liabilities and partners’ capital	$179,943,842	$171,466,758

Net asset value per unit:
Class A	$1,192.10	$1,227.60

Class D	$1,210.65	$1,225.78

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	2,007	$3,644,775	2.13%

Total options purchased		3,644,775	2.13

Options Premium Received
Indices
Puts	3,002	(4,077,400)	(2.38)

Total options premium received		(4,077,400)	(2.38)

Net fair value		$(432,625)	(0.25)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$5,849	$20,122	$34,152	$49,197

Expenses:
Brokerage fees including clearing fees	1,918,177	1,659,680	5,774,163	5,008,788
Management fees	868,125	820,556	2,576,608	2,384,165
Administrative fees	217,032	205,139	644,152	596,040
Other	46,001	63,529	256,281	182,967

Total expenses	3,049,335	2,748,904	9,251,204	8,171,960

Net investment income (loss)	(3,043,486)	(2,728,782)	(9,217,052)	(8,122,763)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	8,320,438	9,422,786	6,764,044	21,449,217
Change in net unrealized gains (losses) on open contracts	(961,895)	(5,528,031)	(2,458,114)	(1,333,024)

Total trading results	7,358,543	3,894,755	4,305,930	20,116,193

Net income (loss)	$4,315,057	$1,165,973	$(4,911,122)	$11,993,430

Net income (loss) allocation by class:
Class A	$4,081,499	$1,077,317	$(4,836,237)	$11,345,602

Class D	$233,558	$88,656	$(74,885)	$647,828

Net asset value per unit
Class A (137,591.7269 and 130,814.1229 units outstanding at September 30, 2013 and 2012, respectively)	$1,192.10	$1,191.30	$1,192.10	$1,191.30

Class D (6,050.2230 and 5,428.3600 units outstanding at September 30, 2013 and 2012, respectively)	$1,210.65	$1,182.85	$1,210.65	$1,182.85

Net income (loss) per unit*
Class A	$29.43	$8.15	$(35.50)	$88.69

Class D	$36.53	$14.71	$(15.13)	$106.43

Weighted average units outstanding
Class A	139,842.9803	132,317.8513	137,336.4191	132,465.6544

Class D	6,387.2374	6,028.3600	6,114.5991	6,274.2001

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2012	$160,930,934	131,093.4499	$7,336,345	5,985.0200	$168,267,279	137,078.4699
Net income (loss)	(4,836,237)	0	(74,885)	0	(4,911,122)	0
Subscriptions - Limited Partners	35,123,102	29,157.5650	1,400,000	1,165.3900	36,523,102	30,322.9550
Redemptions - Limited Partners	(27,194,349)	(22,659.2880)	(1,336,764)	(1,100.1870)	(28,531,113)	(23,759.4750)

Partners’ capital at September 30, 2013	$164,023,450	137,591.7269	$7,324,696	6,050.2230	$171,348,146	143,641.9499

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partner’s capital at December 31, 2011	$150,238,249	136,256.4266	$7,410,176	6,884.1073	$157,648,425	143,140.5339
Net income (loss)	11,345,602	0	647,828	0	11,993,430	0
Subscriptions-Limited Partners	18,990,276	16,511.0579	725,000	641.0593	19,715,276	17,152.1172
Redemptions-Limited Partners	(24,734,674)	(21,953.3616)	(1,462,326)	(1,284.3640)	(26,197,000)	(23,237.7256)
Redemptions-General Partner	0	0	(899,752)	(812.4426)	(899,752)	(812.4426)

Partner’s capital at September 30, 2012	$155,839,453	130,814.1229	$6,420,926	5,428.3600	$162,260,379	136,242.4829

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial service and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

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

As of September 30, 2013, all trading decisions for the Partnership are made by Warrington Asset Management, LLC (the “Advisor”). In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. During the period covered by this report, the Partnership’s commodity brokers were Citigroup Global Markets, Inc. (“CGM”) and/or Morgan Stanley & Co. (“MS&Co.”).

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. During the period covered by this report, the Partnership engaged in such trading through a commodity brokerage accounts maintained with CGM and/or MS & Co.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013, and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013, and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2.    Financial Highlights:

Changes in net asset value per unit for each Class for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses) *	$37.11	$44.33	$15.89	$22.37	$(11.51)	$9.04	$111.16	$128.57
Interest income	0.05	0.05	0.14	0.14	0.26	0.27	0.36	0.36
Expenses **	(7.73)	(7.85)	(7.88)	(7.80)	(24.25)	(24.44)	(22.83)	(22.50)

Increase (decrease) for the period	29.43	36.53	8.15	14.71	(35.50)	(15.13)	88.69	106.43
Net asset value per unit, beginning of period	1,162.67	1,174.12	1,183.15	1,168.14	1,227.60	1,225.78	1,102.61	1,076.42

Net asset value per unit, end of period	$1,192.10	$1,210.65	$1,191.30	$1,182.85	$1,192.10	$1,210.65	$1,191.30	$1,182.85

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to average net assets:***
Net investment income (loss)	(7.2)%	(5.1)%	(6.8)%	(4.5)%	(7.4)%	(5.1)%	(7.1)%	(4.9)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	0%

Net investment income (loss) before allocation to Special Limited Partner ****	(7.2)%	(5.1)%	(6.8)%	(4.5)%	(7.4)%	(5.1)%	(7.1)%	(4.9)%

Operating expense	7.2%	5.1%	6.9%	4.5%	7.5%	5.1%	7.1%	5.0%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Total expenses	7.2%	5.1%	6.9%	4.5%	7.5%	5.1%	7.1%	5.0%

Total return:
Total return before allocation to Special Limited Partner	2.5%	3.1%	0.7%	1.3%	(2.9)%	(1.2)%	8.0%	9.9%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	2.5%	3.1%	0.7%	1.3%	(2.9)%	(1.2)%	8.0%	9.9%

***	Annualized (except allocation to Special Limited Partner, if applicable).
****	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

Effective August 15, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co., a registered futures commission merchant, and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and CGM and the Partnership and MS&Co., give the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts traded during the three months ended September 30, 2013, and 2012 were 9,068 and 11,565 respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2013, and 2012 were 11,550 and 15,411, respectively.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following tables summarize the valuation of the Partnership’s investments at September 30, 2013 and December 31, 2012, respectively.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Options purchased	$3,644,775	$—	$3,644,775

Total Assets	$3,644,775	$—	$3,644,775

Liabilities
Options premium received	$—	(4,077,400)	$(4,077,400)

Total Liabilities	$—	$(4,077,400)	$(4,077,400)

Total options purchased			3,644,775
Total options premium received			$(4,077,400)

Net fair value			$(432,625)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,264,688	$—	$1,264,688
Options purchased	926,250	—	926,250

Total Assets	$2,190,938	$—	$2,190,938

Liabilities
Options premium received	$—	(38,250)	(38,250)

Total Liabilities	$—	$(38,250)	$(38,250)

Net unrealized appreciation on open futures contracts			$1,264,688
Total options purchased			926,250
Total options premium received			(38,250)

Net fair value			$2,152,688

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

	September 30, 2013
Assets
Options Purchased
Indices	$3,644,775

Total options purchased	$3,644,775	*

Liabilities
Options Premium Received
Indices	$4,077,400

Total options premium received	$4,077,400	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2012
Assets
Futures Contracts
Indices	$1,264,688

Total unrealized appreciation on open futures contracts	$1,264,688

Net unrealized appreciation on open futures contracts	$1,264,688	*

Assets
Options Purchased
Indices	$926,250

Total options purchased	$926,250	**

Liabilities
Options Premium Received
Indices	$(38,250)

Total options premium received	$(38,250	)***

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2013		2012		2013		2012
Indices	$7,358,543		$3,894,755		$4,305,930		$20,116,193

Total	$7,358,543	****	$3,894,755	****	$4,305,930	****	$20,116,193	****

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$3,644,775	$3,644,775	$0	$0

Total assets	$3,644,775	$3,644,775	$0	$0

Liabilities
Options premium received	$4,077,400	$4,077,400	$0	$0

Total liabilities	4,077,400	4,077,400	0	0

Net fair value	$(432,625)	$(432,625)	$0	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,264,688	$1,264,688	$0	$0
Options purchased	926,250	926,250	0	0

Total assets	2,190,938	2,190,938	0	0

Liabilities
Options premium received	$38,250	$38,250	$0	$0

Total liabilities	38,250	38,250	0	0

Net fair value	$2,152,688	$2,152,688	$0	$0

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the period, as CGM and/or MS&Co. or their affiliates were counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co. the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risk.

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

September 30, 2013

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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013, and December 31, 2012, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013, and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, options purchased, at fair value and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2013.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, the Partnership’s capital increased 1.8% from $168,267,279 to $171,348,146. This increase was attributable to the subscriptions of 29,157.5650 Class A Redeemable Units totaling $35,123,102 and subscriptions of 1,165.3900 Class D Redeemable Units totaling $1,400,000. This increase was partially offset by net loss of $4,911,122, coupled with the redemptions of 22,659.2880 Class A Redeemable Units totaling $27,194,349 and redemptions of 1,100.1870 Class D Redeemable Units totaling $1,336,764. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per Class A unit increased 2.5% from $1,162.67 to $1,192.10, as compared to a decrease of 0.7% in the third quarter of 2012. During the Partnership’s third quarter of 2013, the net asset value per Class D unit increased 3.1% from $1,174.12 to $1,210.65, as compared to an increase of 1.3% in the third quarter of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2013 of $7,358,543. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and were partially offset by losses in S&P 500 Index puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $3,894,755. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Puts and were partially offset by losses in the S&P 500 Index Calls.

The most significant gains were recorded during August as growing concerns over a “taper” of asset purchases by the U.S. Federal Reserve helped push S&P 500 Index prices lower, benefiting the Partnership’s end-of-month options positions. A portion of these gains was offset by losses incurred in September as bearish ratio put spread positions in the S&P 500 Index negatively impacted performance as the S&P 500 Index rallied due to the U.S. Federal Reserve deciding not to “taper” their asset purchase program, which helped push equities higher. Trading results during July were relatively flat and had no material impact on the Partnership’s performance for the quarter.

During the Partnership’s nine months ended September 30, 2013, the net asset value per Class A unit decreased 2.9% from $1,227.60 to $1,192.10, as compared to an increase of 8.0% in the nine months ended September 30, 2012. During the Partnership’s nine months ended September 30, 2013, the net asset value per Class D unit decreased 1.2% from $1,225.78 to $1,210.65, as compared to an increase of 9.9% in the third quarter of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2013 of $4,305,930. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Puts. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012, of $20,116,193. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, S&P 500 Index Calls and the S&P 500 Index Puts.

The most significant gains were recorded during August as growing concerns over a “taper” of asset purchases by the U.S. Federal Reserve helped push S&P 500 Index prices lower, benefiting the Partnership’s end-of-month options positions. Further gains were recorded from ratio put spread positions in the S&P 500 Index during February as equity markets sold off in the United States during the latter half of the month on concerns the U.S. Federal Reserve would abandon its “quantitative easing” programs sooner-than-expected. Gains were also recorded during March as ratio put spread positions benefited from a sell-off in the S&P 500 Index. A portion of these gains were offset by losses during June as ratio put spread positions were negatively impacted as the S&P 500 Index generally declined during the month due to concerns about the end of “quantitative easing” by the U.S. Federal Reserve. Further losses were incurred during May from long ratio put spread positions in the S&P 500 Index as prices generally rallied during the month. Losses were also incurred September as bearish ratio put spread positions in the S&P 500 Index negatively impacted performance as the S&P 500 Index rallied due to the U.S. Federal Reserve deciding not to “taper” their asset purchase program, which helped push equities higher.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM or MS&Co. as applicable, based on the average non-competitive yield on 3-month U.S.Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2013 decreased by $14,273 and $15,045, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership account, and upon interest rates over which the Partnership, CGM and MS&Co. have no control.

Brokerage fees are calculated on the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage fees and clearing fees for the three and nine months ended September 30, 2013 increased by $258,497 and $765,375, respectively, as compared to the corresponding periods in 2012. The increase in brokerage fees is due to higher average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013, increased by $47,569 and $192,443, respectively, as compared to the corresponding periods in 2012. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2013 increased by $11,893 and $48,112, respectively, as compared to the corresponding periods in 2012. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2013, and 2012. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange margin requirements have been used by the Partnership as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013, and December 31, 2012, and the highest, lowest and average value during the three months ended September 30, 2013, and twelve months ended December 31, 2012. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012. As of September 30, 2013, the Partnership’s total capital was $171,348,146.

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$19,796,591	11.55%	$33,069,695	$1,104,117	$24,097,928

Total	$19,796,591	11.55%

*	Average of month-end Values at Risk.

As of December 31, 2012, the Partnership’s total capitalization was $168,267,279.

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$9,297,650	5.53%	$98,040,400	$2,710,925	$30,595,944

Total	$9,297,650	5.53%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied

MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2013, there were subscriptions of 7,307.9520 Class A Redeemable Units totaling $8,658,470 and 835.6100 Class D Redeemable Units totaling $1,000,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures and options contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 July 31, 2013	1,941.9480	$ 1,156.70	—	$ 1,170.29	N/A	N/A
August 1, 2013 August 31, 2013	3,176.1480	$ 1,203.80	420.0000	$ 1,220.23	N/A	N/A
September 1, 2013 September 30, 2013	2,543.8090	$ 1,192.10	330.1870	$ 1,210.65	N/A	N/A
	7,661.9050	$ 1,187.98	750.1870	$ 1,216.01

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption although, to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – Not Applicable

Item 5.    Other Information

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a monthly selling agent fee equal to (i)  5/16 of 1% (3.75% per year) of month-end net assets of Class A units and (ii)  1/12 of 1.5% (1.5% per year) of month-end net assets of Class D units. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership as well as other properly registered/licensed selling agents.

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

(g)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(g) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	(a)	Fifth Amended and Restated Limited Partnership Agreement, effective January 30, 2012 (filed as Exhibit 3.2(b) to the Form 8-K filed on May 17, 2012 and incorporated herein by reference)

	(b)	Amendment No. 1 to the Fifth Amended and Restated Limited Partnership Agreement, dated November 30, 2012 (filed as exhibit 3.2 to the current report on Form 8-K filed on January 3, 2012 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington Asset Management, LLC, effective July 24, 2011 (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2012 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington Asset Management, LLC extending Management Agreement for 2013 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 15, 2013 (filed herewith).

10.3	(a)	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed herewith).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7		Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.8		Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).

10.9	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER WARRINGTON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2013