Form 10-K
period 2013-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2014-03-28
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2013

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

Yes                   No  X

Limited Partnership Redeemable Units with an aggregate value of $160,385,654 of Class A and $5,310,103 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, 133,352.6674 Limited Partnership Class A Redeemable Units were outstanding and 4,085.4603 Limited Partnership Class D Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.   Business.

(a) General Development of Business. Managed Futures Premier Warrington L.P. (formerly known as Warrington Fund L.P.) (the “Partnership”), is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and options contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 33 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

On June 15, 2011, the Partnership began offering “Class A” Redeemable Units and “Class D” Redeemable Units pursuant to the offering memorandum. All outstanding Redeemable Units on June 15, 2011 were designated Class A Redeemable Units. The rights, powers, duties and obligations associated with the investment in Class A Redeemable Units were not changed. On October 1, 2011, the first Class D Redeemable Units were issued to limited partners of the Partnership (each a “Limited Partner”). Class A Redeemable Units and Class D Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a Limited Partner receives will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Class A Redeemable Units or Class D Redeemable Units to investors in its sole discretion.

As of December 31, 2013, all of the trading decisions for the Partnership are made by Warrington Asset Management LLC or one of its affiliates (the “Advisor”). A description of the trading activities and focus of the Advisor is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the period covered by this report, the Partnership’s/Master’s commodity brokers were Citigroup Global Markets Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”).

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. During the period covered by this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co.

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Advisor in its capacity as a special limited partner of the Partnership (in such capacity, the “Special Limited Partner”), in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of business on any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended or restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate Net Assets decline to less than $1,000,000.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector allocation for the Partnership was 100% indices.

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

The Advisor, which is controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into a management agreement with the Advisor (the “Management Agreement”). Mr. Kimple, the sole principal of Warrington, is currently employed by Morgan Stanley Smith Barney LLC doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), a selling agent for the Partnership. The Advisor makes all commodity trading decisions for the Partnership and is not affiliated with the General Partner, CGM or MS&Co.

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

In addition, the Special Limited Partner receives a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which shall be equal to 20% of new trading profits, as defined in the Management Agreement, earned for each outstanding Class by the Special Limited Partner on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner unit equivalents. The Special Limited Partner will not receive a profit share allocation until the Special Limited Partner recovers the net loss incurred and earns additional new trading profits for the Partnership.

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees”) directly. All of the Partnership’s assets are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures contracts. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Units. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued and other expenses and any redemptions or distributions as of the end of such month.

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “CGM clearing fees,” and with the MS&Co. clearing fees, the “clearing fees”) directly. During the term of the CGM Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2013, was $168,204,056.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing, ongoing selling agent and management fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s commodity broker are affiliates;

2.	The Advisor, the Partnership’s commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts; and

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2.   Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3.   Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of February 28, 2014, was 1,456 for Class A Units and 9 for Class D Units.

(c) Dividends. The Partnership did not declare any distributions in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2013, there were subscriptions of 32,776.2620 Class A Redeemable Units totaling $39,407,749 and 1,495.7910 Class D Redeemable Units totaling $1,800,000. For the twelve months ended December 31, 2012, there were subscriptions of 22,162.6739 Class A Redeemable Units totaling $25,800,288 and 1,647.7193 Class D Redeemable Units totaling $1,925,000. For the twelve months ended December 31, 2011, there were subscriptions of 8,392.8821 Class A Redeemable Units totaling $8,677,964, 4,629.5010 Class D Redeemable Units totaling $4,629,501 and General Partner contributions representing 2,533.3079 Class D unit equivalents totaling $2,514,688.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and options contracts.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	1,567.3260	$1,184.41	N/A	N/A
November 1, 2013 – November 30, 2013	1,524.6750	$1,174.48	N/A	N/A
December 1, 2013 – December 31, 2013	1,969.7360	$1,179.01	N/A	N/A
	5,061.7370	$1,179.32
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6.   Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, and total assets at December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011		2010	2009
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $7,742,426, $6,847,695, $7,997,037, $11,051,196, and $9,983,103, respectively	$(2,234,305)	$21,253,335	$19,737,457		$(24,972,220)	$36,618,429
Interest income	48,977	78,662	55,206		228,292	161,984

	$(2,185,328)	$21,331,997	$19,792,663		$(24,743,928)	$36,780,413

Net income (loss) before allocation to Special Limited Partner	$(6,770,464)	$17,063,226	$14,847,452		$(31,596,289)	$30,558,856

Allocation to Special Limited Partner	$—	$—	$—		$—	$—

Net income (loss) after allocation to Special Limited Partner	$(6,770,464)	$17,063,226	$14,847,452		$(31,596,289)	$30,558,856

Increase (decrease) in net asset value per unit:
Class A	$(48.59)	$124.99	$86.83		$(117.83)	$138.00

Class D	$(21.65)	$149.36	$76.42	*	$—	$—

Net asset value per unit
Class A	$1,179.01	$1,227.60	$1,102.61		$1,015.78	$1,133.61

Class D	$1,204.13	$1,225.78	$1,076.42		$—	$—

Total assets	$172,141,851	$171,466,758	$166,776,456		$235,854,382	$270,251,354

*	For the period October 1, 2011 (commencement of offering) to December 31, 2011.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve substantial capital appreciation through speculative trading, directly and indirectly, primarily in U.S. and international market for stock indices. The Partnership may, however, also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership may employ futures and options contracts in those markets. Additionally, the Partnership does not currently intend to, but may in the future, employ spot and forward contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 35 professionals whose primary emphasis is attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

While the Partnership has the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

The Advisor trades primarily futures contracts and options on futures contracts on the S&P 500 Index and the Dow Jones Index. The Advisor’s trading strategy, however, may also include the trading of additional commodity interests such as U.S. Treasury bonds, currencies, gold, silver and energy products. Currently, the Advisor limits its trading to listed futures and options on futures contracts on U.S. futures and options exchanges.

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

The trading methods and strategies are designed to preserve original equity. Each trade is analyzed using a mathematical pricing model to determine if its potential return justifies the attendant risk. Risk management techniques emphasize low standard deviation trades over those that appear to have greater risk. The Advisor’s Core Trading Program, the Advisor’s proprietary, systematic program, attempts to limit the equity at risk on each trade and in each market. The Advisor will attempt to minimize the risks associated with adverse moves in either price or volatility through various hedging techniques. The specific method or extent of hedging at any time will be determined subjectively by the Advisor. There is no assurance that hedging techniques will be effective in reducing risk.

The trading strategies have been internally researched and developed. They are primarily technical in nature, i.e., they are developed from the research and analysis of patterns of intra-day, daily, weekly and monthly price movements, and of proprietary indicators or standard indicators such as volume and open interest. The Advisor considers the effects of some key fundamental factors in certain situations, especially for the purpose of risk control. The time frame for holding a position is usually less than five weeks. The trading program also emphasizes current and ongoing research and analysis of market behavior to continue developing the strategies.

The Advisor believes that the development of a commodity trading strategy is a continual process. As a result of further research and analysis into the performance of the Advisor’s methods, changes may be made from time to time in the specific manner in which these trading methods are employed. As a result of such modifications, the trading methods used in the future might differ from those currently employed.

The exact nature of the Advisor’s methods are proprietary and confidential. The foregoing description is of necessity general and is not intended to be exhaustive. Trading decisions require the exercise of the Advisor’s judgment. The decision not to trade certain commodities or not to make certain trades may result at times in missing price moves and profits, which other advisors who are willing to trade these commodities may be able to capture. There is no assurance that the Advisor’s trading will be profitable.

Future trading performance may be affected by the increasing amount of funds directed by the Advisor. For example, in certain commodity interests the Advisor will be unable to acquire positions as large as its strategy might otherwise dictate because the size of speculative positions is limited by legal regulations. Also, “skid” or “slippage” (the difference between ideal and actual trade execution prices, and the transaction costs resulting therefrom) will increase with the execution of larger orders.

As a managed futures partnership, the Partnership’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives. Based on 2013 results, the General Partner continues to believe the Advisor’s program has met the Partnership’s objectives and expects to continue to allocate the Partnership’s assets to the Advisor and this program unless otherwise indicated.

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, net unrealized appreciation (depreciation) on open futures and options contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year of December 31, 2013.

To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership will not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership will not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The terms “spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2013 through December 31, 2013, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 27.0%.

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments include futures and certain standardized forwards and option contracts. OTC contracts are negotiated between contracting parties and also include certain forward and options contracts. Specific market movements of commodities or future contracts underlying an option cannot be accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the period, as CGM and/or MS&Co. or their affiliates were counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which the Partnership had no control.

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on 3 business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 27,721.0250 Class A Redeemable Units were redeemed totaling $33,163,744 and 1,100.1870 Class D Redeemable Units were redeemed totaling $1,336,764. For the year ended December 31, 2012, 27,325.6506 Class A Redeemable Units were redeemed totaling $31,265,242, 1,734.3640 Class D Redeemable Units were redeemed totaling $2,004,666 and 812.4426 General Partner Class D unit equivalents were redeemed totaling $899,752. For the year ended December 31, 2011, 88,275.9766 Class A Redeemable Units were redeemed totaling $92,248,373, 2,650.4783 General Partner Class A unit equivalents were redeemed totaling $2,714,688, and 278.7016 General Partner Class D unit equivalents were redeemed totaling $300,000.

For the year ended December 31, 2013, there were additional subscriptions of 32,776.2620 Class A Redeemable Units totaling $39,407,749 and 1,495.7910 Class D Redeemable Units totaling $1,800,000. For the year ended December 31, 2012, there were additional subscriptions of 22,162.6739 Class A Redeemable Units totaling $25,800,288 and 1,647.7193 Class D Redeemable Units totaling $1,925,000. For the year ended December 31, 2011, there were additional subscriptions of 8,392.8821 Class A Redeemable Units totaling $8,677,964, 4,629.5010 Class D Redeemable Units totaling $4,629,501 and General Partner contributions representing 2,533.3079 Class D unit equivalents totaling $2,514,688.

(c) Results of Operations.

For the year ended December 31, 2013, the net asset value per Class A unit decreased 4.0% from $1,227.60 to $1,179.01. For the year ended December 31, 2013, the net asset value per Class D unit decreased 1.8% from $1,225.78 to $1,204.13. For the year ended December 31, 2012, the net asset value per Class A unit increased 11.3% from $1,102.61 to $1,227.60. For the year ended December 31, 2012, the net asset value per Class D unit increased 13.9% from $1,076.42 to $1,225.78. For the year ended December 31, 2011, the net asset value per Class A unit increased 8.5% from $1,015.78 to $1,102.61. For the period ended December 31, 2011, the net asset value per Class D unit increased 7.6% from $1,000.00 to $1,076.42.

The Partnership experienced a net trading gain of $5,508,121 before fees and expenses for the year ended December 31, 2013. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts. The net trading gain or loss for the Partnership is discussed on page 32 under “Item 8. Financial Statements and Supplementary Data.”

During the year, the Partnership recorded trading gains in S&P 500 Index options. The most significant gains were recorded during August as growing concerns over a “taper” of asset purchases by the U.S. Federal Reserve helped push S&P 500 Index prices lower, benefiting the Partnership’s end-of-month options positions. Further gains were recorded from ratio put spread positions in the S&P 500 Index during February as equity markets sold off in the United States during the latter half of the month on concerns that the U.S. Federal Reserve would abandon its “quantitative easing” programs sooner-than-expected. Gains were also recorded during March as ratio put spread positions benefited from a sell-off in the S&P 500 Index. During December, further gains were achieved from ratio put spreads early in the month as S&P 500 Index prices fell in anticipation of the Fed formally announcing an end to its monthly bond purchasing plan. The Partnership’s gains were offset by trading losses during June as ratio put spread positions were negatively impacted as the S&P 500 Index generally declined during the month due to concerns about the end of “quantitative easing” by the U.S. Federal Reserve. Further losses were incurred during May from long ratio put spread positions in the S&P 500 Index as prices generally rallied during the month. Losses were also incurred September as bearish ratio put spread positions in the S&P 500 Index negatively impacted performance as the S&P 500 Index rallied due to the U.S. Federal Reserve deciding not to “taper” their asset purchase program. During November, smaller losses were incurred from put spread positions as S&P 500 index prices advanced throughout the month despite speculation that the Fed would announce that it would begin to taper its stimulus measures.

The Partnership experienced a net trading gain of $28,101,030 before fees and expenses for the year ended December 31, 2012. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts and offset by losses in S&P Index Calls.

The most significant gains incurred during the year ended December 31, 2012 were recorded during June as ratio put spread positions in the S&P 500 Index profited during the latter half of the month as prices rallied. Further gains were recorded during April as ratio put spread positions in the S&P 500 Index benefited during the earlier part of the month as prices declined given concerns about the health of the U.S. economy. Additional gains were recorded during October as ratio put spread positions in the S&P 500 Index profited as the market declined due to poor earnings announcements for the third quarter. Gains were also recorded in December as ratio put spread positions in the S&P 500 Index benefited from a decline in the market due to concerns about a resolution to the U.S. “Fiscal Cliff.” Gains were also recorded during May from ratio put spread positions in the S&P 500 Index as prices declined on concerns over the Eurozone debt crisis and slowing global growth. During September, gains were recorded as ratio put spread positions in the S&P 500 Index profited as prices rallied. Additional gains were recorded during January as ratio put spread positions in the S&P 500 Index benefited during the last week of the month as the S&P 500 Index traded lower for four consecutive days. Smaller trading gains were recorded in March as the Partnership was able to capitalize on a small part of the decline in the S&P 500 Index at the end of the month. A portion of the Partnership’s gains for the year was offset by trading losses incurred in February as low levels of volatility in the S&P 500 Index cost the Fund’s ratio put spreads money as the market traded higher, thus forcing positions to be rebalanced during the month.

During the reporting period, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the 4-week U.S. Treasury bill discount rate. Interest income for the three and twelve months ended December 31, 2013 decreased by $14,640 and $29,685, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership, CGM and MS&Co. had no control.

Ongoing selling agent/brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2013 increased by $18,651 and $375,662, respectively, as compared to the corresponding periods in 2012. The increase is due to higher average net assets, as compared to the corresponding periods in 2012.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2013 increased by $110,705 and $519,069, respectively, as compared to the corresponding periods in 2012. The increase in clearing fees is primarily due to an increase in the number of trades during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. All clearing fees are borne by the Partnership.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Management fees for the three and twelve months ended December 31, 2013 increased by $10,853 and $203,296, respectively, as compared to the corresponding period in 2012. The increase is due to higher average net assets, as compared to the corresponding periods in 2012.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Administrative fees for the three and twelve months ended December 31, 2013 increased by $2,715 and $50,827, respectively, as compared to the corresponding periods in 2012. The increase is due to higher average net assets, as compared to the corresponding periods in 2012.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no profit share allocations earned for the three and twelve months ended December 31, 2013 and 2012, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2013 and 2012 were $216,944 and $173,730, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $76,336 and $57,308, respectively.

The Partnership experienced a net trading gain of $27,734,494 before fees and expenses for the year ended December 31, 2011. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts and offset by losses in S&P Index Calls.

The Partnership recorded gains during the year from ratio put spread positions in the S&P 500 Index. The most significant gains were recorded from trading in the S&P 500 Index during November and December from ratio put spread positions in the S&P 500 Index as the index declined on concerns regarding the financial stability of the Eurozone, and specifically Greece. Further gains were recorded in September as continued volatility in the S&P 500 Index generated several significant market moves during the month, enabling the Partnership to profit from spread positions in the S&P 500 Index. Modest gains were also recorded during February and March as the overall market moved more in accordance with the positive and negative news about the U.S. economy and companies’ earnings announcements. Lastly, gains were recorded in April and May as the Partnership’s ratio put spread positions benefited from a price decline in equities as poor economic data and concerns about a global growth slowdown weighed on the S&P 500 Index. A portion of the Partnership’s gains was offset by losses in July which were incurred as the S&P 500 Index experienced significant volatility as the market rallied approximately 3% in the first six trading days followed by a decline of 5.1% at the end of the month, thus resulting in losses for the Partnership’s ratio put spread positions. The most significant losses were incurred in August as the S&P 500 Index declined by over 16% during the first six trading days due to concerns regarding the United States’ financial health, as well as the Greek debt crisis, forcing the Partnership to hedge existing positions. Finally, further losses were incurred in October as a rally of 20.3% intra-month on signs of a resolution to the Eurozone and Greek debt crisis negatively impacted the Partnership’s ratio put spread positions.

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

(d) Off-balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the Management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2. The gross presentation of the fair value of the Partnership’s derivatives by instrument is shown in Note 4, “Trading Activities” of “Item 8. Financial Statements and Supplementary Data.”

Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership on each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Options. The Partnership may purchase and write (sell), both exchange-listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The fair value of the Partnership’s futures and forward contracts does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2013 and 2012, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2013, the Partnership’s total capitalization was $168,204,056.

	December 31, 2013

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Indices	$23,597,971	14.03%	$104,873,505	$47,880	$30,091,707

Total	$23,597,971	14.03%

As of December 31, 2012, the Partnership’s total capitalization was $168,267,279.

	December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$9,297,650	5.53%	$98,040,400	$2,710,925	$30,595,944

Total	$9,297,650	5.53%

*	Annual average of month-end Value at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2013, by market sector.

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

Item 8.   Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER WARRINGTON L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012, and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Condensed Schedules of Investments at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012, and 2011; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Warrington L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
President and Director
Ceres Managed Futures LLC
General Partner,
Managed Futures Premier Warrington L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
(855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Warrington L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Warrington L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Warrington L.P.	Alice Lonero Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier Warrington L.P.

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Equity in trading account:
Cash (Note 3c)	$148,487,365	$159,929,328
Cash margin (Note 3c)	23,597,971	9,339,415
Net unrealized appreciation on open futures contracts	—	1,264,688
Options purchased, at fair value (cost $80,000 and $698,250 at December 31, 2013 and 2012, respectively)	55,000	926,250

Total trading equity	172,140,336	171,459,681
Interest receivable (Note 3c)	1,515	7,077

Total assets	$172,141,851	$171,466,758

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $1,225,640 and $451,750 at December 31, 2013 and 2012, respectively)	$644,188	$38,250
Accrued expenses:
Ongoing selling agent fees (Note 3c)	521,423	521,907
Management fees (Note 3b)	284,804	284,723
Administrative fees (Note 3a)	71,201	71,181
Professional fees	77,991	53,344
Clearing fees due to MS&Co	14,812	—
Other	1,038	19,451
Redemptions payable (Note 5)	2,322,338	2,210,623

Total liabilities	3,937,795	3,199,479

Partners’ Capital (Notes 1 and 5):
General Partner, Class A, (0.0000 unit equivalents outstanding at December 31, 2013 and 2012)	—	—
General Partner, Class D, (1,442.1637 unit equivalents outstanding at December 31, 2013 and 2012)	1,736,553	1,767,775
Limited Partners, Class A, (136,148.6869 and 131,093.4499 Redeemable Units outstanding at December 31, 2013 and 2012, respectively)	160,520,962	160,930,934
Limited Partners, Class D, (4,938.4603 and 4,542.8563 Redeemable Units outstanding at December 31, 2013 and 2012, respectively)	5,946,541	5,568,570

Total partners’ capital	168,204,056	168,267,279

Total liabilities and partners’ capital	$172,141,851	$171,466,758

Net asset value per unit:
Class A	$1,179.01	$1,227.60

Class D	$1,204.13	$1,225.78

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2013

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	3,200	55,000	0.03

Total options purchased		55,000	0.03

Options Premium Received
Indices
Calls	3,200	(320,000)	(0.19)
Puts	1,615	(324,188)	(0.19)

Total options premium received		(644,188)	(0.38)

Net fair value		$(589,188)	(0.35)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment Income:
Interest income (Note 3c)	$48,977	$78,662	$55,206

Expenses:
Ongoing selling agent fees (Note 3c)	6,293,281	5,917,619	7,093,084
Clearing fees	1,449,145	930,076	903,953
Management fees (Note 3b)	3,433,484	3,230,188	3,788,878
Administrative fees (Note 3a)	858,372	807,545	947,219
Professional fees	216,944	173,730	154,944
Other	76,336	57,308	54,170

Total expenses	12,327,562	11,116,466	12,942,248

Net investment income (loss)	(12,278,585)	(11,037,804)	(12,887,042)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	6,857,857	29,707,806	26,940,872
Change in net unrealized gains (losses) on open contracts	(1,349,736)	(1,606,776)	793,622

Total trading results	5,508,121	28,101,030	27,734,494

Net income (loss)	$(6,770,464)	$17,063,226	$14,847,452

Net income (loss) allocation by class:
Class A	$(6,653,977)	$16,157,639	$14,281,465

Class D	$(116,487)	$905,587	$565,987

Net income (loss) per unit (Note 6):*
Class A	$(48.59)	$124.99	$86.83

Class D	$(21.65)	$149.36	$76.42

Weighted average units outstanding:
Class A	137,630.1401	132,568.6490	179,029.9567

Class D	6,181.1053	6,204.8327	6,318.3729

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2013, 2012 and 2011

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partner’s capital at December 31, 2010	222,241,881	218,789.9994	—	—	222,241,881	218,789.9994
Net income (loss)	14,281,465	—	565,987	—	14,847,452	—
Subscriptions — Limited Partners	8,677,964	8,392.8821	4,629,501	4,629.5010	13,307,465	13,022.3831
Subscriptions — General Partner	—	—	2,514,688	2,533.3079	2,514,688	2,533.3079
Redemptions — Limited Partners	(92,248,373)	(88,275.9766)	—	—	(92,248,373)	(88,275.9766)
Redemptions — General Partner	(2,714,688)	(2,650.4783)	(300,000)	(278.7016)	(3,014,688)	(2,929.1799)

Partner’s capital at December 31, 2011	150,238,249	136,256.4266	7,410,176	6,884.1073	157,648,425	143,140.5339
Net income (loss)	16,157,639	—	905,587	—	17,063,226	—
Subscriptions — Limited Partners	25,800,288	22,162.6739	1,925,000	1,647.7193	27,725,288	23,810.3932
Redemptions — Limited Partners	(31,265,242)	(27,325.6506)	(2,004,666)	(1,734.3640)	(33,269,908)	(29,060.0146)
Redemptions — General Partner	—	—	(899,752)	(812.4426)	(899,752)	(812.4426)

Partner’s capital at December 31, 2012	160,930,934	131,093.4499	7,336,345	5,985.0200	168,267,279	137,078.4699
Net Income (loss)	(6,653,977)	—	(116,487)	—	(6,770,464)	—
Subscriptions — Limited Partners	39,407,749	32,776.2620	1,800,000	1,495.7910	41,207,749	34,272.0530
Redemptions — Limited Partners	(33,163,744)	(27,721.0250)	(1,336,764)	(1,100.1870)	(34,500,508)	(28,821.2120)

Partner’s capital at December 31, 2013	$160,520,962	136,148.6869	$7,683,094	6,380.6240	$168,204,056	142,529.3109

Net asset value per unit:

	Class A	Class D
2011:	$1,102.61	$1,076.42

2012:	$1,227.60	$1,225.78

2013:	$1,179.01	$1,204.13

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2013

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

On June 15, 2011, the Partnership began offering “Class A” Redeemable Units and “Class D” Redeemable Units pursuant to the offering memorandum. All outstanding Redeemable Units on June 15, 2011 were designated Class A Redeemable Units. The rights, powers, duties and obligations associated with the investment in Class A Redeemable Units were not changed. On October 1, 2011, the first Class D Redeemable Units were issued to limited partners of the Partnership (each a “Limited Partner.”) Class A Redeemable Units and Class D Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a Limited Partner receives will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Class A Redeemable Units or Class D Redeemable Units to investors in its sole discretion.

As of December 31, 2013, all trading decisions for the Partnership are made by Warrington Asset Management, LLC (the “Advisor”). In addition, the Advisor is a special limited partner (in its capacity as special limited partner, the “Special Limited Partner”) of the Partnership. During the period covered by this report, the Partnership’s commodity brokers were Citigroup Global Markets, Inc. (“CGM”) and Morgan Stanley & Co. LLC (“MS&Co.”).

The General Partner and each Limited Partner share in the profits and loss of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. During the period covered by this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2013

2.    Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2013

(Level 2). As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$55,000	$55,000	$—	$—

Total assets	55,000	55,000	—	—

Liabilities
Options premium received	$644,188	$644,188	$—	$—

Total liabilities	644,188	644,188	—	—

Net fair value	$(589,188)	$(589,188)	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,264,688	$1,264,688	$—	$—
Options purchased	926,250	926,250	—	—

Total assets	2,190,938	2,190,938	—	—

Liabilities
Options premium received	$38,250	$38,250	$—	$—

Total liabilities	38,250	38,250	—	—

Net fair value	$2,152,688	$2,152,688	$—	$—

d.	Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than described in Note 8, there were no subsequent events that required adjustment of or disclosure in the financial statements.

h.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

i.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3. Agreements:

a.	Limited Partnership Agreement:

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

The Advisor or one of its affiliates, all of which are controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner has entered into a

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2013

management agreement (the “Management Agreement”) with the Advisor. Mr. Kimple, the sole trading principal of Warrington, is currently employed by Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), a selling agent for the Partnership. As compensation for services, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

In addition, the Special Limited Partner receives a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which shall be equal to 20% of new trading profits, as defined in the Management Agreement, earned for each outstanding Class by the Special Limited Partner on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner unit equivalents. The Special Limited Partner will not receive a profit share allocation until the Special Limited Partner recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of the markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the incentive fee accrual, the monthly management fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) directly. During the term of the CGM Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2012, the amount of cash held for margin requirements was $9,339,415. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) directly. All of the Partnership’s assets are deposited in the Partnership’s account at

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2013

MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2013, the amount of cash held for margin requirements was $23,597,971. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership will pay Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Units. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, the incentive fee accrued and other expenses and any redemptions or distributions as of the end of such month. Ongoing selling agent fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time upon agreement of the Partnership and Morgan Stanley Wealth Management.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees.

4. Trading	Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The MS&Co. Customer Agreement with the Partnership gives, and the CGM Customer Agreement with the Partnership gave, the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the numbers of trades executed by the Advisor for the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts traded during the years ended December 31, 2013 and 2012 were 10,944 and 14,308, respectively. The monthly average number of futures contracts traded during the years ended December 31, 2013 and 2012 were 0 and 71, respectively.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2013

between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2013 and 2012:

				Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Options purchased	$55,000	$—	$55,000	$(55,000)	$—	$—

Total Assets	55,000	—	55,000	(55,000)	—	—

Liabilities
Options premium received	$(644,188)	$—	$(644,188)	$55,000	$—	$(589,188)

Total Liabilities	(644,188)	—	(644,188)	55,000	—	(589,188)

Net fair value						$(589,188)

				Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$1,264,688	$—	$1,264,688	$—	$—	$1,264,688
Options purchased	926,250	—	926,250	(38,250)	—	888,000

Total Assets	2,190,938	—	2,190,938	(38,250)	—	2,152,688

Liabilities
Options premium received	$(38,250)	$—	$(38,250)	$38,250	$—	$—

Total Liabilities	(38,250)	—	(38,250)	38,250	—	—

Net fair value						$2,152,688

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of December 31, 2013 and 2012:

	2013		2012
Assets
Futures Contracts
Indices	$—		$1,264,688

Total unrealized appreciation on open futures contracts	$—		$1,264,688

Net unrealized appreciation on open futures contracts	$—	*	$1,264,688	*

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2013

	2013		2012
Assets
Options Purchased
Indices	$55,000		$926,250

Total options purchased	$55,000	**	$926,250	**

**	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2013		2012
Liabilities
Options Premium Received
Indices	$(644,188)		$(38,250)

Total options premium received	$(644,188	)***	$(38,250	)***

***	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2013, 2012 and 2011.

Sector	2013		2012		2011
Indices	$5,508,121		$28,101,030		$27,734,494

Total	$5,508,121	****	$28,101,030	****	$27,734,494	****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5. Subscriptions,	Distributions and Redemptions:

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

Notes to Financial Statements

December 31, 2013

6. Financial	Highlights:

Changes in the net asset value per Class A Units for the years ended December 31, 2013, 2012 and 2011 and changes in the net asset value per Class D Units for the years ended December 31, 2013, 2012 and for the period ended December 31, 2011 were as follows:

	2013	2013	2012	2012	2011	For the period October 1, 2011 (commencement of offering) to December 31, 2011
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses) [1]	$(17.06)	$10.20	$155.22	$179.22	$114.01	$83.27
Interest income	0.36	0.37	0.57	0.57	0.27	—
Expenses and allocation to Special Limited Partner [2]	(31.89)	(32.22)	(30.80)	(30.43)	(27.45)	(6.85)

Increase (decrease) for the period	(48.59)	(21.65)	124.99	149.36	86.83	76.42
Net asset value per unit, beginning of period	1,227.60	1,225.78	1,102.61	1,076.42	1,015.78	1,000.00

Net asset value per unit, end of period	$1,179.01	$1,204.13	$1,227.60	$1,225.78	$1,102.61	$1,076.42

[1]	Includes ongoing selling agent fees and clearing fees.

[2]	Excludes ongoing selling agent fees and clearing fees.

	2013	2013	2012	2012	2011	For the period October 1, 2011 (commencement of offering) to December 31, 2011[3]
Ratios to average net assets:	Class A	Class D	Class A	Class D	Class A	Class D
Net investment income (loss)	(7.4)%	(5.1)%	(7.1)%	(5.0)%	(7.1)%	(4.1)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner[4]	(7.4)%	(5.1)%	(7.1)%	(5.0)%	(7.1)%	(4.1)%

Operating expenses	7.4%	5.2%	7.1%	5.1%	7.1%	4.1%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%

Total expenses	7.4%	5.2%	7.1%	5.1%	7.1%	4.1%

Total return:
Total return before allocation to Special Limited Partner	(4.0)%	(1.8)%	11.3%	13.9%	8.5%	7.6%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(4.0)%	(1.8)%	11.3%	13.9%	8.5%	7.6%

[3]	Annualized (except for allocation to Special Limited Partner, if applicable).

[4]	Interest income less total expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2013

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Classes using Limited Partners’ share of income, expenses and average net assets.

7. Financial	Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments include futures and certain standardized forwards and option contracts. OTC contracts are negotiated between contracting parties and also include certain forward and options contracts. Specific market movements of commodities or future contracts underlying an option cannot be accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the period, as CGM and/or MS&Co., or their affiliates were counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co. the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

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

December 31, 2013

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

8.	Subsequent Events:

Effective April 1, 2014, the monthly ongoing selling agent fee will be reduced from (i) an annual rate of 3.75% to an annual rate of 2.50% of month-end Net Assets for Class A Units and (ii) an annual rate of 1.50% to an annual rate 1.25% of month-end Net Assets for Class D Units.

Selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent fees and clearing fees including interest income	$(751,247)	$5,446,215	$(5,628,502)	$(1,251,794)

Net income (loss) before allocation to Special Limited Partner	$(1,859,342)	$4,315,057	$(6,847,003)	$(2,379,176)
Net income (loss) after allocation to Special Limited Partner	$(1,859,342)	$4,315,057	$(6,847,003)	$(2,379,176)
Increase (decrease) in net asset value per unit Class A	$(13.09)	$29.43	$(47.78)	$(17.15)
Increase (decrease) in net asset value per unit Class D	$(6.52)	$36.53	$(41.37)	$(10.29)

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent fees and clearing fees including interest income	$6,175,395	$2,255,197	$13,381,311	$(479,906)

Net income (loss) before allocation to Special Limited Partner	$5,069,796	$1,165,973	$12,352,980	$(1,525,523)
Net income (loss) after allocation to Special Limited Partner	$5,069,796	$1,165,973	$12,352,980	$(1,525,523)
Increase (decrease) in net asset value per unit Class A	$36.30	$8.15	$91.58	$(11.04)
Increase (decrease) in net asset value per unit Class D	$42.93	$14.71	$96.47	$(4.75)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information. None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until

Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith

Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.  Executive Compensation.

Prior to and for part of the third quarter of 2013, CGM, an affiliate of the General Partner, was the commodity broker for the Partnership and received brokerage fees for such services as described under “Item 1. Business.” During the third quarter of 2013, MS&Co., an affiliate of the General Partner became the commodity broker for the partnership. MS&Co. receives certain clearing fees for such services as described under “Item 1. Business.” During the fourth quarter of 2013, Morgan Stanley Wealth Management, an affiliate of the General Partner and a selling agent for the Partnership, began to receive a selling agent fee for its services as described under “Item 1. Business.” Brokerage/ongoing selling agent fees and clearing fees of $7,742,426 were earned by CGM, MS&Co. and Morgan Stanley Wealth Management for the year ended December 31, 2013. Management fees of $3,433,484 were earned by the Advisor for the year ended December 31, 2013. Administrative fees of $858,372 were earned by the General Partner for the year ended December 31, 2013. There was no profit share allocation to the Special Limited Partner for the year ended December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

    The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class D unit equivalents	General Partner	1,442.1637	1.0%

(c) Changes in control. None.

Item 13.  Certain Relationship and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2013 and 2012 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$48,000
2012	$41,000

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

2013	$31,487
2012	$32,440

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)   Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Condensed Schedules of Investments at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

Notes to Financial Statements.

(2)       Exhibits:

3.1 (a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated August 7, 2013 (filed as Exhibit 3.1(g) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2 (a)	Fifth Amended and Restated Limited Partnership Agreement, effective January 30, 2012 (filed as Exhibit 3.2(b) to the Form 8-K filed on May 17, 2012 and incorporated herein by reference).

(b)	Amendment No. 1 to the Fifth Amended and Restated Limited Partnership Agreement, dated November 30, 2012 (filed as exhibit 3.2 to the current report on Form 8-K filed on January 3, 2012 and incorporated herein by reference).

10.1 (a)	Management Agreement among the Partnership, the General Partner and Warrington Asset Management, LLC, effective July 24, 2011 (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Warrington Asset Management, LLC extending Management Agreement for 2014 (filed herewith).

10.2 (a)	Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 15, 2013 (filed as Exhibit 10.2(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3 (a)	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.4	Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6	Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7	Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.11 to current report on Form 8-K filed on January 7, 2011).

10.8	Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.12 to current report on Form 8-K filed on January 7, 2011).

10.9(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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
President & Director
Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Alper Daglioglu President and Director Ceres Managed Futures LLC Date: March 28, 2014	Colbert Narcisse Director Ceres Managed Futures LLC Date: March 28, 2014	Patrick T. Egan Director Ceres Managed Futures LLC Date: March 28, 2014

/s/ Alice Lonero	/s/ Jeremy Beal
Alice Lonero Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC Date: March 28, 2014	Jeremy Beal Director Ceres Managed Futures LLC Date: March 28, 2014

/s/ Craig Abruzzo	/s/ Harry Handler
Craig Abruzzo Director Ceres Managed Futures LLC Date: March 28, 2014	Harry Handler Director Ceres Managed Futures LLC Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.