Form 10-Q
period 2014-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2014-05-15
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes -  No X

As of April 30, 2014, 127,595.5577 Limited Partnership Class A Redeemable Units were outstanding, 5,082.5302 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$133,725,447	$148,487,365
Cash margin	33,802,462	23,597,971
Options purchased, at fair value (cost $90,000 and $80,000 at March 31, 2014 and December 31, 2013, respectively)	45,000	55,000

Total trading equity	167,572,909	172,140,336
Interest receivable	3,806	1,515

Total assets	$167,576,715	$172,141,851

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $866,500 and $1,225,640 at March 31, 2014 and December 31, 2013, respectively)	$358,688	$644,188
Accrued expenses:
Ongoing selling agent fees	507,948	521,423
Management fees	277,664	284,804
Administrative fees	69,415	71,201
Clearing fees due to MS&Co.	14,248	14,812
Other	97,898	79,029
Redemptions payable	3,328,494	2,322,338

Total liabilities	4,654,355	3,937,795

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at March 31, 2014 and December 31, 2013)	—	—
General Partner, Class D, (1,442.1637 unit equivalents outstanding at March 31, 2014 and December 31, 2013)	1,754,274	1,736,553
Limited Partners, Class A, (131,030.6639 and 136,148.6869 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively)	155,185,605	160,520,962
Limited Partners, Class D, (4,918.1133 and 4,938.4603 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively)	5,982,481	5,946,541

Total partners’ capital	162,922,360	168,204,056

Total liabilities and partners’ capital	$167,576,715	$172,141,851

Net asset value per unit:
Class A	$1,184.35	$1,179.01

Class D	$1,216.42	$1,204.13

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	3,500	$43,750	0.03%
Puts	100	1,250	0.00 *

Total options purchased		45,000	0.03

Options Premium Received
Indices
Calls	3,500	(262,500)	(0.16)
Puts	285	(96,188)	(0.06)

Total options premium received		(358,688)	(0.22)

Net fair value		$(313,688)	(0.19)%

*	Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2013

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	3,200	$55,000	0.03

Total options purchased		55,000	0.03

Options Premium Received
Indices
Calls	3,200	(320,000)	(0.19)
Puts	1,615	(324,188)	(0.19)

Total options premium received		(644,188)	(0.38)

Net fair value		$(589,188)	(0.35)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income	$10,503	$20,170

Expenses:
Ongoing selling agent fees	1,529,497	1,569,645
Clearing fees	392,498	315,976
Management fees	835,875	856,303
Administrative fees	208,967	214,076
Other	18,869	57,003

Total expenses	2,985,706	3,013,003

Net investment income (loss)	(2,975,203)	(2,992,833)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	3,841,422	2,730,094
Change in net unrealized gains (losses) on open contracts	(93,642)	(2,116,437)

Total trading results	3,747,780	613,657

Net income (loss)	772,577	(2,379,176)

Net income (loss) allocation by class:
Class A	$694,480	$(2,317,569)

Class D	$78,097	$(61,607)

Net asset value per unit
Class A (131,030.6639 and 132,271.4429 units outstanding at March 31, 2014 and 2013, respectively)	$1,184.35	$1,210.45

Class D (6,360.2770 and 5,985.0200 units outstanding at March 31, 2014 and 2013, respectively)	$1,216.42	$1,215.49

Net income (loss) per unit*
Class A	$5.34	$(17.15)

Class D	$12.29	$(10.29)

Weighted average units outstanding
Class A	135,283.9596	134,686.7856

Class D	6,373.8417	5,985.0200

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partner’s Capital at December 31, 2013	$160,520,962	136,148.6869	$7,683,094	6,380.6240	$168,204,056	142,529.3109
Net Income (loss)	694,480	—	78,097	—	772,577	—
Subscriptions - Limited Partners	1,704,968	1,450.7300	1,000,000	832.6530	2,704,968	2,283.3830
Redemptions - Limited Partners	(7,734,805)	(6,568.7530)	(1,024,436)	(853.0000)	(8,759,241)	(7,421.7530)

Partner’s Capital at March 31, 2014	$155,185,605	131,030.6639	$7,736,755	6,360.2770	$162,922,360	137,390.9409

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units

Partner’s Capital at December 31, 2012	$160,930,934	131,093.4499	$7,336,345	5,985.0200	$168,267,279	137,078.4699
Net income (loss)	(2,317,569)	—	(61,607)	—	(2,379,176)	—
Subscriptions - Limited Partners	12,725,612	10,407.8560	—	—	12,725,612	10,407.8560
Redemptions - Limited Partners	(11,230,830)	(9,229.8630)	—	—	(11,230,830)	(9,229.8630)

Partner’s Capital at March 31, 2013	$160,108,147	132,271.4429	$7,274,738	5,985.0200	$167,382,885	138,256.4629

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

1.    General:

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

As of March 31, 2014, all trading decisions for the Partnership are made by Warrington Asset Management, LLC (the “Advisor”) using the Core Trading Program, a proprietary, systematic program. In addition, the Advisor is a special limited partner (in its capacity as special limited partner, the “Special Limited Partner”) of the Partnership.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2014.

During the three months ended March 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Effective August 15, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1/50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced (i) from an annual rate of 3.75% to an annual rate of 2.50% of month-end Net Assets for Class A Redeemable Units and (ii) from an annual rate of 1.50% to an annual rate of 1.25% of month-end Net Assets for Class D Redeemable Units.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. During the three months ended March 31, 2014, the Partnership engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered by this report, the Partnership engaged in such trading through a commodity brokerage account maintained with CGM.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014, and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2.    Financial Highlights:

Changes in net asset value per unit for each Class for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)*	$12.75	$19.90	$(9.28)	$(2.41)
Interest income	0.08	0.08	0.15	0.16
Expenses**	(7.49)	(7.69)	(8.02)	(8.04)

Increase (decrease) for the period	5.34	12.29	(17.15)	(10.29)
Net asset value per unit, beginning of period	1,179.01	1,204.13	1,227.60	1,225.78

Net asset value per unit, end of period	$1,184.35	$1,216.42	$1,210.45	$1,215.49

*	Includes ongoing selling agent fees and clearing fees.
**	Excludes ongoing selling agent fees and clearing fees and includes allocation to Special Limited Partner in the three months ended March 31, 2014 and 2013, if any.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Class A	Class D	Class A	Class D
Ratios to average net assets:***
Net investment income (loss)	(7.4)%	(5.3)%	(7.4)%	(4.9)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner ****	(7.4)%	(5.3)%	(7.4)%	(4.9)%

Operating expense	7.4%	5.3%	7.4%	4.9%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	7.4%	5.3%	7.4%	4.9%

Total return:
Total return before allocation to Special Limited Partner	(0.5)%	1.0%	(1.4)%	(0.8)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(0.5)%	1.0%	(1.4)%	(0.8)%

***	Annualized (except allocation to Special Limited Partner, if applicable).
****	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

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

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) are borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts traded during the three months ended March 31, 2014 and 2013 were 10,312 and 12,886, respectively.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables summarize the valuation of the Partnership’s investments at March 31, 2014 and December 31, 2013, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Options purchased	$45,000	$—	$45,000	$(45,000)	$—	$—

Total assets	45,000	—	45,000	(45,000)	—	—

Liabilities
Options premium received	$(358,688)	$—	$(358,688)	$45,000	$—	$(313,688)

Total liabilities	(358,688)	—	(358,688)	45,000	—	(313,688)

Net fair value						$(313,688)

				Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Options purchased	$55,000	$—	$55,000	$(55,000)	$—	$—

Total assets	55,000	—	55,000	(55,000)	—	—

Liabilities
Options premium received	$(644,188)	$—	$(644,188)	$55,000	$—	$(589,188)

Total liabilities	(644,188)	—	(644,188)	55,000	—	(589,188)

Net fair value						$(589,188)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2014 and December 31, 2013.

	March 31, 2014
Assets
Options Purchased
Indices	$45,000

Total options purchased	$45,000	*

Liabilities
Options Premium Received
Indices	$(358,688)

Total options premium received	$(358,688	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2013
Assets
Options Purchased
Indices	$55,000

Total options purchased	$55,000	*

Liabilities
Options Premium Received
Indices	$(644,188)

Total options premium received	$(644,188	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Sector	2014		2013
Indices	$3,747,780		$613,657

Total	$3,747,780	***	$613,657	***

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and the twelve months ended December 31 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$45,000	$45,000	$—	$—

Total assets	45,000	45,000	—	—

Liabilities
Options premium received	$358,688	$358,688	$—	$—

Total liabilities	358,688	358,688	—	—

Net fair value	$(313,688)	$(313,688)	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$55,000	$55,000	$—	$—

Total assets	55,000	55,000	—	—

Liabilities
Options premium received	$644,188	$644,188	$—	$—

Total liabilities	644,188	644,188	—	—

Net fair value	$(589,188)	$(589,188)	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward and option contracts. Specific market movements of commodities or future contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM or MS&Co., the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

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

March 31, 2014

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

The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 1 of the Financial Statements, there were no other subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, options purchased at fair value and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, the Partnership’s capital decreased 3.1% from $168,204,056 to $162,922,360. This decrease was attributable to redemptions of 6,568.7530 Class A Redeemable Units totaling $7,734,805 and redemptions of 853.0000 Class D Redeemable Units totaling $1,024,436. This decrease was partially offset by a net gain of $772,577, coupled with subscriptions of 1,450.7300 Class A Redeemable Units totaling $1,704,968 and subscriptions of 832.6530 Class D Redeemable Units totaling $1,000,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per Class A unit increased 0.5% from $1,179.01 to $1,184.35, as compared to a decrease of 1.4% in the first quarter of 2013. During the Partnership’s first quarter of 2014, the net asset value per Class D unit increased 1.0% from $1,204.13 to $1,216.42, as compared to a decrease of 0.8% in the first quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2014 of $3,747,780. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures, S&P 500 Index Calls and S&P 500 Index Puts. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2013 of $613,657. Gains were primarily attributable to the trading of commodity futures in S&P 500 Index Calls and S&P 500 Index Puts.

During the first quarter, the Partnership recorded trading gains in S&P 500 Index options. The most significant gains were achieved during March as the Partnership was able to profitably close out its ratio put spreads after newly appointed Fed Chairwoman Janet Yellen stated that hikes in the Fed Funds rate might occur six months after the end of the current “Quantitative Easing”, much earlier than analysts’ previous forecasts. Gains were also recorded during February as the value of the S&P sharply declining early in the month benefitted the Partnership’s ratio put spread positions. Smaller trading gains were recorded during January.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three months ended March 31, 2014 decreased by $9,667, as compared to the corresponding period in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership and MS&Co. have no control.

Ongoing selling agent/brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent/brokerage fees for the three months ended March 31, 2014 decreased by $40,148, as compared to the corresponding period in 2013. This decrease is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2014 increased by $76,522, as compared to the corresponding period in 2013. The increase in clearing fees is primarily due to an increase in the number of trades executed during the three months ended March 31, 2014, as compared to the corresponding period in 2013. All clearing fees are borne by the Partnership.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $20,428, as compared to the corresponding period in 2013. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2014 decreased by $5,109, as compared to the corresponding period in 2013. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2014 and 2013. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2014, and December 31, 2013, and the highest, lowest and average value during the three months ended March 31, 2014, and twelve months ended December 31, 2013. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013. As of March 31, 2014, the Partnership’s total capital was $162,922,360.

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$33,802,462	20.75%	$52,183,032	$19,610,728	$31,151,463

Total	$33,802,462	20.75%

*	Average of month-end Values at Risk.

As of December 31, 2013, the Partnership’s total capitalization was $168,204,056.

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$23,597,971	14.03%	$104,873,505	$47,880	$30,091,707

Total	$23,597,971	14.03%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013,

MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2014, there were subscriptions of 1,450.7300 Class A Redeemable Units totaling $1,704,968 and 832.6530 Class D Redeemable Units totaling $1,000,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures and options contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	1,898.0040	$ 1,173.28	—	N/A	N/A	N/A
February 1, 2014 - February 28, 2014	1,860.3520	$ 1,171.51	853.0000	$ 1,200.98	N/A	N/A
March 1, 2014 - March 31, 2014	2,810.3970	$ 1,184.35	—	N/A	N/A	N/A
	6,568.7530	$ 1,177.51	853.0000	$ 1,200.98

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – Not Applicable

Item 5.    Other Information – None

Item 6.    Exhibits

3.1	(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

	(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

	(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

	(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K on September 7, 2011 and incorporated herein by reference).

	(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by referenced).

(g)

Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(g) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	(a)	Fifth Amended and Restated Limited Partnership Agreement, effective January 30, 2012 (filed as Exhibit 3.2(b) to the current report on Form 8-K filed on May 17, 2012 and incorporated herein by reference).

	(b)	Amendment No. 1 to the Fifth Amended and Restated Limited Partnership Agreement, dated November 30, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on January 3, 2012 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington Asset Management, LLC, effective July 24, 2011 (filed as Exhibit 10.1 to the current report on Form 8-K filed on July 3, 2012 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington Asset Management, LLC extending Management Agreement for 2014 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 27, 2014 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership, the General Partner and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 15, 2013 (filed as Exhibit 10.2(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3	(a)	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(c)	Amendment to the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

10.4		Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7		Selling Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.11 to the current report on Form 8-K filed on January 7, 2011).

10.8	(a)	Services Agreement dated January 6, 2011 by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.12 to the current report on Form 8-K filed on January 7, 2011).

	(b)	Amendment to the Services Agreement by and among the Registrant, the General Partner, CGM and Robert W. Baird & Co. Incorporated, effective April 1, 2014 (filed herewith).

10.9	(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER WARRINGTON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date:	May 15, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer
(Principal Accounting Officer)

Date:	May 15, 2014