Form 10-Q
period 2014-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2014-11-13
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes -  No X

As of October 31, 2014, 115,010.1099 Limited Partnership Class A Redeemable Units were outstanding, 5,059.3053 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash	$132,954,171	$148,487,365
Cash margin	14,239,313	23,597,971
Options purchased, at fair value (cost $2,000,937 and $80,000 at September 30, 2014 and December 31, 2013, respectively)	1,762,250	55,000

Total trading equity	148,955,734	172,140,336
Interest receivable	385	1,515

Total assets	$148,956,119	$172,141,851

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $2,077,828 and $1,225,640 at September 30, 2014 and December 31, 2013, respectively)	$1,619,750	$644,188
Accrued expenses:
Ongoing selling agent fees	298,895	521,423
Management fees	244,859	284,804
Administrative fees	61,215	71,201
Clearing fees due to MS&Co.	9,185	14,812
Other	112,959	79,029
Redemptions payable	4,109,374	2,322,338

Total liabilities	6,456,237	3,937,795

Partners’ Capital:
General Partner, Class A, (0.0000 unit equivalents outstanding at September 30, 2014 and December 31, 2013)	—	—
General Partner, Class D, (1,235.7397 and 1,442.1637 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively)	1,508,648	1,736,553
Limited Partners, Class A, (114,130.1129 and 136,148.6869 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively)	134,814,599	160,520,962
Limited Partners, Class D, (5,059.3053 and 4,938.4603 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively)	6,176,635	5,946,541

Total partners’ capital	142,499,882	168,204,056

Total liabilities and partners’ capital	$148,956,119	$172,141,851

Net asset value per unit:
Class A	$1,181.24	$1,179.01

Class D	$1,220.85	$1,204.13

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	1,140	$14,250	0.01%
Puts	380	1,748,000	1.23

Total options purchased		1,762,250	1.24

Options Premium Received
Indices
Calls	1,140	(42,750)	(0.03)
Puts	1,615	(1,577,000)	(1.11)

Total options premium received		(1,619,750)	(1.14)

Net fair value		$142,500	0.10%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2013

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	3,200	$55,000	0.03%

Total options purchased		55,000	0.03

Options Premium Received
Indices
Calls	3,200	(320,000)	(0.19)
Puts	1,615	(324,188)	(0.19)

Total options premium received		(644,188)	(0.38)

Net fair value		$(589,188)	(0.35)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$3,870	$5,849	$19,725	$34,152

Expenses:
Ongoing selling agent fees	909,630	1,590,838	3,424,200	4,723,867
Clearing fees	320,885	327,339	1,063,973	1,050,296
Management fees	745,461	868,125	2,387,558	2,576,608
Administrative fees	186,365	217,032	596,888	644,152
Other	89,712	46,001	195,245	256,281

Total expenses	2,252,053	3,049,335	7,667,864	9,251,204

Net investment income (loss)	(2,248,183)	(3,043,486)	(7,648,139)	(9,217,052)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed contracts	1,435,495	8,320,438	8,497,182	6,764,044
Change in net unrealized gains (losses) on open contracts	191,828	(961,895)	(337,063)	(2,458,114)

Total trading results	1,627,323	7,358,543	8,160,119	4,305,930

Net income (loss)	$(620,860)	$4,315,057	$511,980	$(4,911,122)

Net income (loss) allocation by class:
Class A	$(609,484)	$4,081,499	$407,257	$(4,836,237)

Class D	$(11,376)	$233,558	$104,723	$(74,885)

Net asset value per unit
Class A (114,130.1129 and 137,591.7269 units outstanding at September 30, 2014 and 2013, respectively)	$1,181.24	$1,192.10	$1,181.24	$1,192.10

Class D (6,295.0450 and 6,050.2230 units outstanding at September 30, 2014 and 2013, respectively)	$1,220.85	$1,210.65	$1,220.85	$1,210.65

Net income (loss) per unit*
Class A	$(5.06)	$29.43	$2.23	$(35.50)

Class D	$(1.39)	$36.53	$16.72	$(15.13)

Weighted average units outstanding
Class A	119,317.5476	139,842.9803	127,568.5069	137,336.4191

Class D	6,448.1443	6,387.2374	6,448.8933	6,114.5991

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2013	$160,520,962	136,148.6869	$7,683,094	6,380.6240	$168,204,056	142,529.3109
Net Income (loss)	407,257	—	104,723	—	511,980	—
Subscriptions - Limited Partners	5,415,017	4,572.0570	1,200,000	997.0700	6,615,017	5,569.1270
Redemptions - Limited Partners	(31,528,637)	(26,590.6310)	(1,052,561)	(876.2250)	(32,581,198)	(27,466.8560)
Redemptions - General Partner	—	—	(249,973)	(206.4240)	(249,973)	(206.4240)

Partners’ Capital at September 30, 2014	$134,814,599	114,130.1129	$7,685,283	6,295.0450	$142,499,882	120,425.1579

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$160,930,934	131,093.4499	$7,336,345	5,985.0200	$168,267,279	137,078.4699
Net income (loss)	(4,836,237)	—	(74,885)	—	(4,911,122)	—
Subscriptions - Limited Partners	35,123,102	29,157.5650	1,400,000	1,165.3900	36,523,102	30,322.9550
Redemptions - Limited Partners	(27,194,349)	(22,659.2880)	(1,336,764)	(1,100.1870)	(28,531,113)	(23,759.4750)

Partners’ Capital at September 30, 2013	$164,023,450	137,591.7269	$7,324,696	6,050.2230	$171,348,146	143,641.9499

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2014

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

As of September 30, 2014, all trading decisions for the Partnership are made by Warrington Asset Management, LLC (the “Advisor”) using the Core Trading Program, a proprietary, systematic program. In addition, the Advisor is a special limited partner (in its capacity as special limited partner, the “Special Limited Partner”) of the Partnership.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2014.

During the nine months ended September 30, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

        Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced from an annual rate of 2.50% to an annual rate of 2.00% for Class A Redeemable Units and (ii) reduced from an annual rate of 1.25% to an annual rate of 0.75% for Class D Redeemable Units. As of the same date, the administrative fee was increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

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

        The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. During the three and nine months ended September 30, 2014, the Partnership engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered by this report, the Partnership engaged in such trading through a commodity brokerage account maintained with CGM.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014, and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in net asset value per unit for each Class for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)*	$3.01	$6.94	$37.11	$44.33	$25.79	$40.97	$(11.51)	$9.04
Interest income	0.02	0.03	0.05	0.05	0.14	0.15	0.26	0.27
Expenses**	(8.09)	(8.36)	(7.73)	(7.85)	(23.70)	(24.40)	(24.25)	(24.44)

Increase (decrease) for the period	(5.06)	(1.39)	29.43	36.53	2.23	16.72	(35.50)	(15.13)
Net asset value per unit, beginning of period	1,186.30	1,222.24	1,162.67	1,174.12	1,179.01	1,204.13	1,227.60	1,225.78

Net asset value per unit, end of period	$1,181.24	$1,220.85	$1,192.10	$1,210.65	$1,181.24	$1,220.85	$1,192.10	$1,210.65

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for Class A Redeemable Units for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $12.97, $50.51, $59.71 and $29.60, respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for Class D Redeemable Units for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $13.39, $51.11, $61.33 and $30.00, respectively.
**	Excludes ongoing selling agent fees and clearing fees and includes allocation to Special Limited Partner in the three and nine months ended September 30, 2014 and 2013, if any. Total expenses including ongoing selling agent fees and clearing fees for Class A Redeemable Units for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $(18.05), $(21.13), $(57.62) and $(65.36), respectively.

Total expenses including ongoing selling agent fees and clearing fees for Class D Redeemable Units for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $(14.81), $(14.63), $(44.76), and $(45.40), respectively.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to average net assets:***
Net investment income (loss)	(6.1)%	(4.9)%	(7.2)%	(5.1)%	(6.6)%	(5.2)%	(7.4)%	(5.1)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner ****	(6.1)%	(4.9)%	(7.2)%	(5.1)%	(6.6)%	(5.2)%	(7.4)%	(5.1)%

Operating expense	6.1%	4.9%	7.2%	5.1%	6.6%	5.2%	7.5%	5.1%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Total expenses	6.1%	4.9%	7.2%	5.1%	6.6%	5.2%	7.5%	5.1%

Total return:
Total return before allocation to Special Limited Partner	(0.4)%	(0.1)%	2.5%	3.1%	0.2%	1.4%	(2.9)%	(1.2)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(0.4)%	(0.1)%	2.5%	3.1%	0.2%	1.4%	(2.9)%	(1.2)%

***	Annualized (except allocation to Special Limited Partner, if applicable).
****	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using each Limited Partner’s share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The customer agreement between the Partnership and MS&Co. gives, and the customer agreement between the Partnership and CGM gave, the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts traded during the three months ended September 30, 2014 and 2013 were 6,335 and 9,068, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2014 and 2013 were 8,301 and 11,550, respectively.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables summarize the valuation of the Partnership’s investments at September 30, 2014 and December 31, 2013, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
September 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Options purchased	$1,762,250	$—	$1,762,250	$(1,619,750)	$—	$142,500

Total assets	1,762,250	—	1,762,250	(1,619,750)	—	142,500

Liabilities
Options premium received	$(1,619,750)	$—	$(1,619,750)	$1,619,750	$—	$—

Total liabilities	(1,619,750)	—	(1,619,750)	1,619,750	—	—

Net fair value						$142,500

				Gross Amounts not Offset in the Statement of Financial Condition
December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Options purchased	$55,000	$—	$55,000	$(55,000)	$—	$—

Total assets	55,000	—	55,000	(55,000)	—	—

Liabilities
Options premium received	$(644,188)	$—	$(644,188)	$55,000	$—	$(589,188)

Total liabilities	(644,188)	—	(644,188)	55,000	—	(589,188)

Net fair value						$(589,188)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2014 and December 31, 2013.

	September 30, 2014
Assets
Options Purchased
Indices	$1,762,250

Total options purchased	$1,762,250	*

Liabilities
Options Premium Received
Indices	$(1,619,750)

Total options premium received	$(1,619,750	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2013
Assets
Options Purchased
Indices	$55,000

Total options purchased	$55,000	*

Liabilities
Options Premium Received
Indices	$(644,188)

Total options premium received	$(644,188	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2014		2013		2014		2013
Indices	$1,627,323		$7,358,543		$8,160,119		$4,305,930

Total	$1,627,323	***	$7,358,543	***	$8,160,119	***	$4,305,930	***

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,762,250	$1,762,250	$—	$—

Total assets	1,762,250	1,762,250	—	—

Liabilities
Options premium received	$1,619,750	$1,619,750	$—	$—

Total liabilities	1,619,750	1,619,750	—	—

Net fair value	$142,500	$142,500	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$55,000	$55,000	$—	$—

Total assets	55,000	55,000	—	—

Liabilities
Options premium received	$644,188	$644,188	$—	$—

Total liabilities	644,188	644,188	—	—

Net fair value	$(589,188)	$(589,188)	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2014

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM or MS&Co. or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

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

September 30, 2014

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

The Partnership considers prices for exchange-traded commodity futures and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that other than as referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, options purchased at fair value and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2014.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, the Partnership’s capital decreased 15.3% from $168,204,056 to $142,499,882 . This decrease was attributable to redemptions of 26,590.6310 Class A Redeemable Units totaling $31,528,637, redemptions of 876.2250 Class D Redeemable Units totaling $1,052,561 and redemptions of 206.4240 General Partner Class D Unit equivalents totaling $249,973. This decrease was partially offset by net income of $511,980, coupled with subscriptions of 4,572.0570 Class A Redeemable Units totaling $5,415,017 and subscriptions of 997.0700 Class D Redeemable Units totaling $1,200,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per Class A unit decreased 0.4% from $1,186.30 to $1,181.24, as compared to an increase of 2.5% in the third quarter of 2013. During the Partnership’s third quarter of 2014, the net asset value per Class D unit decreased 0.1% from $1,222.24 to $1,220.85, as compared to an increase of 3.1% in the third quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $1,627,323. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2013 of $7,358,543. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and were partially offset by losses in the S&P 500 Index puts.

During the third quarter, the Partnership recorded losses from trading in S&P 500 Index options. The most significant losses were incurred during August as the S&P 500 Index’s rally in the second half of the month negatively affected the Partnership’s ratio put spread positions. The Partnership was able to record profits during July by closing out its regular and end-of-month ratio put spread positions as a litany of negative global events adversely impacted the S&P 500 Index at the end of the month. Additional gains were recorded during September as the Partnership was able to capitalize on an increase in volatility in the S&P 500 Index market via its ratio put spread positioning.

During the Partnership’s nine months ended September 30, 2014, the net asset value per Class A unit increased 0.2% from $1,179.01 to $1,181.24, as compared to a decrease of 2.9% in the nine months ended September 30, 2013. During the Partnership’s nine months ended September 30, 2014, the net asset value per Class D unit increased 1.4% from $1,204.13 to $1,220.85, as compared to a decrease of 1.2% in the nine months ended September 30, 2013. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $8,160,119. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index Calls and the S&P 500 Index Puts. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2013 of $4,305,930. Gains were primarily attributable to the trading of commodity futures in the S&P 500 Index futures and the S&P 500 Index Puts.

        During the first nine months of the year, the Partnership recorded trading gains in S&P 500 Index options. The most significant gains were achieved during March as the Partnership was able to profitably close out its ratio put spreads after newly appointed Fed Chairwoman Janet Yellen stated that hikes in the Fed Funds rate might occur six months after the end of the current “Quantitative Easing”, much earlier than analysts’ previous forecasts. Additional gains were recorded during September as the Partnership was able to capitalize on an increase in volatility in the S&P 500 Index via its ratio put spread positioning. Gains were also recorded during February as the value of the S&P 500 sharply declining early in the month benefitted the Partnership’s ratio put spread positions. Smaller trading gains were recorded during May. A portion of the Partnership’s gains during the first nine months of the year was offset by losses incurred during August as the S&P 500 Index’s rally in the second half of the month negatively affected the Partnership’s ratio put spread positions. During January, losses were experienced as a result of a sharp sell-off in the S&P 500 Index following the Federal Reserve’s announced commitment to end its bond buying program. Additional losses were incurred during June as limited volatility in the S&P 500 Index provided the Partnership with limited trading opportunities for its mean-reversion trading methods.

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

Interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income for the three and nine months ended September 30, 2014 decreased by $1,979 and $14,427, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership and MS&Co. have no control.

Ongoing selling agent/brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent/brokerage fees for the three and nine months ended September 30, 2014 decreased by $681,208 and $1,299,667, respectively, as compared to the corresponding periods in 2013. This decrease is due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, as well as reductions in ongoing selling agent fees (i) from an annual rate of 3.75% to an annual rate of 2.50% for Class A Redeemable Units and (ii) from an annual rate of 1.50% to an annual rate of 1.25% for Class D Redeemable Units effective April 1, 2014, as disclosed in Note 1 of the Financial Statements.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended September 30, 2014 decreased by $6,454, as compared to the corresponding period in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three months ended September 30, 2014, as compared to the corresponding period in 2013. Clearing fees for the nine months ended September 30, 2014 increased by $13,677, as compared to the corresponding period in 2013. The increase in clearing fees is primarily due to an increase in the number of trades executed during the nine months ended September 30, 2014, as compared to the corresponding period in 2013. All clearing fees are borne by the Partnership.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $122,664 and $189,050, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2014 decreased by $30,667 and $47,264, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2014 and 2013. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended September 30, 2014, and twelve months ended December 31, 2013. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013. As of September 30, 2014, the Partnership’s total capital was $142,499,882.

September 30, 2014

			Three months ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$14,239,313	9.99%	$43,583,948	$7,822,585	$20,448,273

Total	$14,239,313	9.99%

*	Average of month-end Values at Risk.

As of December 31, 2013, the Partnership’s total capitalization was $168,204,056.

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$23,597,971	14.03%	$104,873,505	$47,880	$30,091,707

Total	$23,597,971	14.03%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2014, there were subscriptions of 1,467.3680 Class A Redeemable Units totaling $1,733,321. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used in the trading of commodity interests including futures and options contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	2,355.7150	$1,188.85	—	N/A	N/A	N/A
August 1, 2014 - August 31, 2014	2,076.6010	$1,172.91	23.2250	$1,210.97	N/A	N/A
September 1, 2014 - September 30, 2014	3,478.8650	$1,181.24	—	N/A	N/A	N/A
	7,911.1810	$1,181.32	23.2250	$1,210.97

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

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

3.2	(a)	Fifth Amended and Restated Limited Partnership Agreement, effective January 30, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on May 17, 2012 and incorporated herein by reference).

	(b)	Amendment No. 1 to the Fifth Amended and Restated Limited Partnership Agreement, dated November 30, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by reference).

10.1	(a)	Management Agreement among the Partnership, the General Partner and Warrington Asset Management, LLC, effective July 24, 2011 (filed as Exhibit 10.1 to the current report on Form 8-K filed on July 3, 2012 and incorporated herein by reference).

	(b)	Letter from the General Partner to Warrington Asset Management, LLC extending Management Agreement for 2014 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.2	(a)	Customer Agreement between the Partnership and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 15, 2013 (filed as Exhibit 10.2(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3	(a)	Amended and Restated Agency Agreement among the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

	(b)	Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

	(c)	Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the quarterly report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference).

	(d)	Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the quarterly report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.4		Selling Agreement among the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5		Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6		Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7		Selling Agreement dated January 6, 2011 by and among the Partnership, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.11 to the current report on Form 8-K filed on January 7, 2011).

10.8	(a)	Services Agreement dated January 6, 2011 by and among the Partnership, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.12 to the current report on Form 8-K filed on January 7, 2011).

	(b)	Amendment to the Services Agreement by and among the Partnership, the General Partner, CGM and Robert W. Baird & Co. Incorporated, effective April 1, 2014 (filed as Exhibit 10.8(b) to the quarterly report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference).

10.9	(a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

	(b)	Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1	Section 1350 Certification (Certification of Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER WARRINGTON L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date:	November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 13, 2014