Form 10-K
period 2014-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2015-03-30
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2014

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

Yes                   No  X

Limited Partnership Redeemable Units with an aggregate value of $143,036,394 of Class A and $6,212,083 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, 96,667.1429 Limited Partnership Class A Redeemable Units were outstanding and 5,059.3053 Limited Partnership Class D Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.   Business.

(a) General Development of Business. Managed Futures Premier Warrington L.P. (the “Partnership”), is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and option contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 33 under “Item 8. Financial Statements and Supplementary Data.”

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

On or about January 9, 2015, Scott C. Kimple, a Limited Partner of the Partnership and a principal of the Advisor, proposed in a Proxy Statement, which was filed with the Securities and Exchange Commission (the “SEC”) and distributed to Limited Partners, that Warrington GP, LLC (“Warrington GP”), an affiliate of the Advisor, become the new general partner of the Partnership. Mr. Kimple also requested in the Proxy Statement that the Limited Partners of the Partnership waive the 90-day notice required for the withdrawal of the General Partner.

If a majority of each class of the Limited Partners were to vote in favor of the proposals described in the Proxy Statement (the “Proposals”), Warrington GP would be elected the new general partner of the Partnership effective following the close of business on or prior to March 31, 2015, and the 90-day notice requirement for the General Partner’s withdrawal would be waived. In connection with this solicitation, Mr. Kimple resigned as an employee of Morgan Stanley Wealth Management, effective upon the close of business on December 31, 2014. The General Partner consented to Mr. Kimple’s solicitation, but expressed no opinion as to the merit of the Proposals.

The requisite number of each class of limited partnership interests approved the Proposals, and Warrington GP will become the new general partner of the Partnership effective following the close of the business on March 31, 2015. The General Partner will withdraw as the general partner of the Partnership immediately following Warrington GP becoming the Partnership’s new general partner. The Partnership’s limited partnership agreement will be amended to reflect Warrington GP as the new general partner.

As a result of the above changes, no Morgan Stanley entity, including the General Partner and MS&Co. will be responsible for the promulgation or implementation of the Partnership’s investment policies, for the activities of the Partnership in general, or for the obligations of Warrington GP to the Partnership.

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

As of December 31, 2014, all of the trading decisions for the Partnership are made by Warrington Asset Management LLC or one of its affiliates (the “Advisor”). A description of the trading activities and focus of the Advisor is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the year ended December 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. During the year ended December 31, 2014, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 2% (1% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit of any Class decreases to less than $400 as of the close of trading on any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended or restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector allocation for the Partnership was 100% indices.

The Advisor, which is controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into a management agreement with the Advisor (the “Management Agreement”). Prior to the close of business on December 31, 2014, Mr. Kimple, the sole trading principal of the Advisor, was employed by Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), a selling agent for the Partnership. The Advisor makes all commodity trading decisions for the Partnership and is not affiliated with the General Partner, MS&Co. or CGM.

The Advisor is not responsible for the organization of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement continues in effect until June 30 of each year and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to the Advisor. The Management Agreement may be terminated upon notice by either party.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, profit share allocation accrual, the monthly management fee, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “CGM clearing fees,” and together with the MS&Co. clearing fees, the “clearing fees”) directly. During the term of the CGM Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership has terminated the CGM Customer Agreement.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 1/6 of 1% (2% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. For the period April 1, 2014 to September 30, 2014, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 5/24 of 1% (2.5% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.25% (1.25% per year) of month-end Net Assets for Class D Redeemable Units. Prior to April 1, 2014, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly exempted and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, profit share allocation accrual, the administrative fee and other expenses and any redemptions or distributions as of the end of such month.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2014, was $133,297,371.

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

Although the Partnership is an alternative investment, the Partnership’s objective is not to provide any benefit of portfolio diversification.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing costs or the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the SEC have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisor’s trading for the Partnership.

Item 2.   Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3.   Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2015, was 1,177 for Class A Units and 8 for Class D Units.

(c) Dividends. The Partnership did not declare any distributions in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2014, there were subscriptions of 9,161.8830 Class A Redeemable Units totaling $10,829,323 and 997.0700 Class D Redeemable Units totaling $1,200,000. For the twelve months ended December 31, 2013, there were subscriptions of 32,776.2620 Class A Redeemable Units totaling $39,407,749 and 1,495.7910 Class D Redeemable Units totaling $1,800,000. For the twelve months ended December 31, 2012, there were subscriptions of 22,162.6739 Class A Redeemable Units totaling $25,800,288 and 1,647.7193 Class D Redeemable Units totaling $1,925,000.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 – October 31, 2014	2,992.7100	$1,170.95	N/A	N/A
November 1, 2014 – November 30, 2014	2,477.3170	$1,159.54	N/A	N/A
December 1, 2014 – December 31, 2014	4,707.1680	$1,158.41	N/A	N/A
	10,177.1950	$1,162.37
*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6.   Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011		2010
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $5,422,807, $7,742,426, $6,847,695, $7,997,037, and $11,051,196, respectively	$2,045,998	$(2,234,305)	$21,253,335	$19,737,457		$(24,972,220)
Interest income	23,637	48,977	78,662	55,206		228,292

	$2,069,635	$(2,185,328)	$21,331,997	$19,792,663		$(24,743,928)

Net income (loss) before allocation to Special Limited Partner	$(2,275,145)	$(6,770,464)	$17,063,226	$14,847,452		$(31,596,289)

Allocation to Special Limited Partner	$—	$—	$—	$—		$—

Net income (loss) after allocation to Special Limited Partner	$(2,275,145)	$(6,770,464)	$17,063,226	$14,847,452		$(31,596,289)

Increase (decrease) in net asset value per unit:
Class A	$(20.60)	$(48.59)	$124.99	$86.83		$(117.83)

Class D	$(3.12)	$(21.65)	$149.36	$76.42	*	$—

Net asset value per unit
Class A	$1,158.41	$1,179.01	$1,227.60	$1,102.61		$1,015.78

Class D	$1,201.01	$1,204.13	$1,225.78	$1,076.42		$—

Total assets	$142,016,474	$172,141,851	$171,466,758	$166,776,456		$235,854,382

*	For the period October 1, 2011 (commencement of offering) to December 31, 2011.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve capital appreciation through speculative trading, directly and indirectly, primarily in U.S. and international market for stock indices. The Partnership may, however, also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership may employ futures and option contracts in those markets. Additionally, the Partnership does not currently intend to, but may in the future, employ spot and forward contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner engages a team of approximately 35 professionals whose primary emphasis is attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time and may allocate assets to additional advisors at any time.

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

The Advisor trades primarily futures contracts and options on futures contracts on the S&P 500 Index and the Dow Jones Index. The Advisor’s trading strategy, however, may also include the trading of additional commodity interests such as U.S. Treasury bonds, currencies, gold, silver and energy products. Currently, the Advisor limits its trading to listed futures and options on futures contracts on U.S. futures and option exchanges.

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

As a managed futures partnership, the Partnership’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s objectives. Based on 2014 results, the General Partner continues to believe the Advisor’s program has met the Partnership’s objectives and expects to continue to allocate the Partnership’s assets to the Advisor and this program unless otherwise indicated.

(a)	Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, net unrealized appreciation (depreciation) on open futures and option contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year of December 31, 2014.

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

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 20.3%.

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments include futures and certain standardized swap, forward and option contracts. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

The Partnership’s trading will be concentrated in exchange-traded futures and options on the S&P 500 Index and the Dow Jones Industrial Average. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

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

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit of any Class to less than $400 as of the close of trading on any business day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 36,767.8260 Class A Redeemable Units were redeemed totaling $43,358,329, 876.2250 Class D Redeemable Units were redeemed totaling $1,052,561 and 206.4240 General Partner Class D unit equivalents were redeemed totaling $249,973. For the year ended December 31, 2013, 27,721.0250 Class A Redeemable Units were redeemed totaling $33,163,744 and 1,100.1870 Class D Redeemable Units were redeemed totaling $1,336,764. For the year ended December 31, 2012, 27,325.6506 Class A Redeemable Units were redeemed totaling $31,265,242, 1,734.3640 Class D Redeemable Units were redeemed totaling $2,004,666 and 812.4426 General Partner Class D unit equivalents were redeemed totaling $899,752.

For the year ended December 31, 2014, there were additional subscriptions of 9,161.8830 Class A Redeemable Units totaling $10,829,323 and 997.0700 Class D Redeemable Units totaling $1,200,000. For the year ended December 31, 2013, there were additional subscriptions of 32,776.2620 Class A Redeemable Units totaling $39,407,749 and 1,495.7910 Class D Redeemable Units totaling $1,800,000. For the year ended December 31, 2012, there were additional subscriptions of 22,162.6739 Class A Redeemable Units totaling $25,800,288 and 1,647.7193 Class D Redeemable Units totaling $1,925,000.

(c) Results of Operations.

For the year ended December 31, 2014 the net asset value per Class A unit decreased 1.8% from $1,179.01 to $1,158.41. For the year ended December 31, 2014, the net asset value per Class D unit decreased 0.3% from $1,204.13 to $1,201.01. For the year ended December 31, 2013, the net asset value per Class A unit decreased 4.0% from $1,227.60 to $1,179.01. For the year ended December 31, 2013, the net asset value per Class D unit decreased 1.8% from $1,225.78 to $1,204.13. For the year ended December 31, 2012, the net asset value per Class A unit increased 11.3% from $1,102.61 to $1,227.60. For the year ended December 31, 2012, the net asset value per Class D unit increased 13.9% from $1,076.42 to $1,225.78.

The Partnership experienced a net trading gain of $7,468,805 before fees and expenses for the year ended December 31, 2014. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts. The net trading gain or loss for the Partnership is discussed on page 32 under “Item 8. Financial Statements and Supplementary Data.”

During the year, the Partnership recorded a loss in Net Asset Value per unit as trading profits recorded during January through May and in July, September and December, were offset by trading losses incurred in June, August, October and November. The most significant losses were incurred during October as volatile price action in the S&P 500 Index negatively impacted the Partnership’s ratio put spread positions. The Partnership’s loss during August was due to the accrued costs of adjusting ratio put spread options in an attempt to capture a retracement in the advancing stock market. Additional losses were incurred during June as limited volatility in the S&P 500 Index provided the Partnership with limited trading opportunities for its mean-reversion trading methods. Smaller losses were also incurred by the Partnership during November. The Partnership’s losses for the year were offset by trading gains achieved during March as the Partnership was able to profitably close out its ratio put spreads after newly appointed Fed Chairwoman Janet Yellen stated that hikes in the Fed Funds rate might occur six months after the end of the current “Quantitative Easing”, much earlier than analysts’ previous forecasts. During September gains were experienced as the Partnership’s ratio put spread positions were able to take advantage of bearish movements of the S&P 500 Index. Additional gains were recorded during April as the Partnership was able to capitalize on moderate volatility in the S&P 500 Index and used the up and down moves to realize a gain in profits. Gains were also recorded during February as the value of the S&P 500 sharply declined early in the month benefitting the Partnership’s option positions. Smaller gains were recorded during May and December.

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

During the reporting period and prior periods included in this report, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by MS&Co./CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the 4-week U.S. Treasury bill discount rate. Interest income for the three and twelve months ended December 31, 2014 decreased by $10,913 and $25,340, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership, MS&Co. and CGM had no control.

Ongoing selling agent/brokerage fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2014 decreased by $879,135 and $2,178,802, respectively, as compared to the corresponding periods in 2013. The decrease is due to lower average net assets and a reduction to the ongoing selling/brokerage fee rate, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2014 decreased by $154,494 and $140,817, respectively, as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to an decrease in the number of trades during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. All clearing fees are borne by the Partnership.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Management fees for the three and twelve months ended December 31, 2014 decreased by $144,593 and $333,643, respectively, as compared to the corresponding period in 2013. The decrease is due to lower average net assets, as compared to the corresponding periods in 2013.

Administrative fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Administrative fees for the three and twelve months ended December 31, 2014 increased by $141,922 and $94,658, respectively, as compared to the corresponding periods in 2013. The increase is due to an increase in administrative fee from 0.5% per year to 1% per year effective October 1, 2014.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no profit share allocations earned for the three and twelve months ended December 31, 2014 and 2013, respectively. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2014 and 2013 were $197,316 and $216,944, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $94,593 and $76,336, respectively.

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2. The gross presentation of the fair value of the Partnership’s derivatives by instrument is shown in Note 4, “Trading Activities” of “Item 8. Financial Statements and Supplementary Data.”

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

Options. The Partnership may purchase and write (sell) both exchange-listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2014 and 2013, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2014, the Partnership’s total capitalization was $133,297,371.

	December 31, 2014

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Indices	$18,102,669	13.58%	$60,906,507	$763,829	$24,496,155

Total	$18,102,669	13.58%

As of December 31, 2013, the Partnership’s total capitalization was $168,204,056.

	December 31, 2013

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Indices	$23,597,971	14.03%	$104,873,505	$47,880	$30,091,707

Total	$23,597,971	14.03%

*	Annual average of month-end Value at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014, by market sector.

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

Item 8.   Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER WARRINGTON L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013 and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Condensed Schedules of Investments at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Warrington L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Managed Futures Premier Warrington L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Warrington L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Warrington L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Management’s Report on Internal Control Over Financial Reporting

The management of Managed Futures Premier Warrington L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Warrington L.P.	Steven Ross Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier Warrington L.P.

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Cash (Note 3c)	$122,188,891	$148,487,365
Cash margin (Note 3c)	18,102,669	23,597,971
Options purchased, at fair value (cost $921,500 and $80,000 at December 31, 2014 and 2013, respectively)	1,724,250	55,000

Total trading equity	142,015,810	172,140,336
Interest receivable (Note 3c)	664	1,515

Total assets	$142,016,474	$172,141,851

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $1,415,498 and $1,225,640 at December 31, 2014 and 2013, respectively)	$2,544,813	$644,188
Accrued expenses:
Ongoing selling agent fees (Note 3c)	224,533	521,423
Management fees (Note 3b)	231,830	284,804
Administrative fees (Note 3a)	115,915	71,201
Professional fees	102,288	77,991
Clearing fees due to MS&Co.	6,979	14,812
Other	39,915	1,038
Redemptions payable (Note 5)	5,452,830	2,322,338

Total liabilities	8,719,103	3,937,795

Partners’ Capital (Notes 1 and 5):
General Partner, Class A, (0.0000 unit equivalents outstanding at December 31, 2014 and 2013)	—	—
General Partner, Class D, (1,235.7397 and 1,442.1637 unit equivalents outstanding at December 31, 2014 and December 31, 2013, respectively)	1,484,135	1,736,553
Limited Partners, Class A, (108,542.7439 and 136,148.6869 Redeemable Units outstanding at December 31, 2014 and 2013, respectively)	125,736,962	160,520,962
Limited Partners, Class D, (5,059.3053 and 4,938.4603 Redeemable Units outstanding at December 31, 2014 and 2013, respectively)	6,076,274	5,946,541

Total partners’ capital	133,297,371	168,204,056

Total liabilities and partners’ capital	$142,016,474	$172,141,851

Net asset value per unit:
Class A	$1,158.41	$1,179.01

Class D	$1,201.01	$1,204.13

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2014

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	190	$1,724,250	1.29%

Total options purchased		1,724,250	1.29

Options Premium Received
Indices
Calls	475	(5,938)	(0.00)*
Puts	1,235	(2,538,875)	(1.91)

Total options premium received		(2,544,813)	(1.91)

Net fair value		$(820,563)	(0.62)%

*	Due to rounding.

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment Income:
Interest income (Note 3c)	$23,637	$48,977	$78,662

Expenses:
Ongoing selling agent fees (Note 3c)	4,114,479	6,293,281	5,917,619
Clearing fees	1,308,328	1,449,145	930,076
Management fees (Note 3b)	3,099,841	3,433,484	3,230,188
Administrative fees (Note 3a)	953,030	858,372	807,545
Professional fees	197,316	216,944	173,730
Other	94,593	76,336	57,308

Total expenses	9,767,587	12,327,562	11,116,466

Net investment income (loss)	(9,743,950)	(12,278,585)	(11,037,804)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	8,351,822	6,857,857	29,707,806
Change in net unrealized gains (losses) on open contracts	(883,017)	(1,349,736)	(1,606,776)

Total trading results	7,468,805	5,508,121	28,101,030

Net income (loss)	$(2,275,145)	$(6,770,464)	$17,063,226

Net income (loss) allocation by class:
Class A	$(2,254,994)	$(6,653,977)	$16,157,639

Class D	$(20,151)	$(116,487)	$905,587

Net income (loss) per unit (Note 6):*
Class A	$(20.60)	$(48.59)	$124.99

Class D	$(3.12)	$(21.65)	$149.36

Weighted average units outstanding:
Class A	124,591.3769	137,630.1401	132,568.6490

Class D	6,410.4313	6,181.1053	6,204.8327

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2014, 2013 and 2012

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2011	$150,238,249	136,256.4266	$7,410,176	6,884.1073	$157,648,425	143,140.5339
Net Income (loss)	16,157,639	—	905,587	—	17,063,226	—
Subscriptions — Limited Partners	25,800,288	22,162.6739	1,925,000	1,647.7193	27,725,288	23,810.3932
Redemptions — Limited Partners	(31,265,242)	(27,325.6506)	(2,004,666)	(1,734.3640)	(33,269,908)	(29,060.0146)
Redemptions — General Partner	—	—	(899,752)	(812.4426)	(899,752)	(812.4426)

Partners’ capital at December 31, 2012	160,930,934	131,093.4499	7,336,345	5,985.0200	168,267,279	137,078.4699
Net Income (loss)	(6,653,977)	—	(116,487)	—	(6,770,464)	—
Subscriptions — Limited Partners	39,407,749	32,776.2620	1,800,000	1,495.7910	41,207,749	34,272.0530
Redemptions — Limited Partners	(33,163,744)	(27,721.0250)	(1,336,764)	(1,100.1870)	(34,500,508)	(28,821.2120)

Partners’ capital at December 31, 2013	160,520,962	136,148.6869	7,683,094	6,380.6240	168,204,056	142,529.3109
Net Income (loss)	(2,254,994)	—	(20,151)	—	(2,275,145)	—
Subscriptions — Limited Partners	10,829,323	9,161.8830	1,200,000	997.0700	12,029,323	10,158.9530
Redemptions — Limited Partners	(43,358,329)	(36,767.8260)	(1,052,561)	(876.2250)	(44,410,890)	(37,644.0510)
Redemptions — General Partner	—		(249,973)	(206.4240)	(249,973)	(206.4240)

Partners’ capital at December 31, 2014	$125,736,962	108,542.7439	$7,560,409	6,295.0450	$133,297,371	114,837.7889

Net asset value per unit:

	Class A	Class D
2012:	$1,227.60	$1,225.78

2013:	$1,179.01	$1,204.13

2014:	$1,158.41	$1,201.01

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

1.    Partnership Organization:

Managed Futures Premier Warrington L.P., (formerly known as Warrington Fund L.P.) (the “Partnership”) is a limited partnership organized on November 28, 2005 under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and option contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may, however, also trade in additional sectors including U.S. Treasury bonds, currencies, gold, silver and energy products. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of December 31, 2014, all trading decisions for the Partnership are made by Warrington Asset Management, LLC (the “Advisor”). In addition, the Advisor is a special limited partner (in its capacity as special limited partner, the “Special Limited Partner”) of the Partnership. During the year ended December 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The General Partner and each Limited Partner share in the profits and loss of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. During the year ended December 31, 2014, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit of any class decreases to less than $400 as of the close of any business day; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

“Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to be liquidated if the aggregate net assets of the Partnership decline to less than $1,000,000.

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,724,250	$1,724,250	$—	$—

Total assets	1,724,250	1,724,250	—	—

Liabilities
Options premium received	$2,544,813	$2,544,813	$—	$—

Total liabilities	2,544,813	2,544,813	—	—

Net fair value	$(820,563)	$(820,563)	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$55,000	$55,000	$—	$—

Total assets	55,000	55,000	—	—

Liabilities
Options premium received	$644,188	$644,188	$—	$—

Total liabilities	644,188	644,188	—	—

Net fair value	$(589,188)	$(589,188)	$—	$—

d.	Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Partnership may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

h.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

i.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than described in Note 8, there were no subsequent events that required adjustment of or disclosure in the financial statements.

3. Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 2% (1% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The Advisor or one of its affiliates, all of which are controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner has entered into a management agreement (the “Management Agreement”) with the Advisor. Prior to the close of business on December 31, 2014, Mr. Kimple, the sole trading principal of Warrington, was employed by Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

Wealth Management”), a selling agent for the Partnership. As compensation for services, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the profit share allocation accrual, the monthly management fee, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) directly. During the term of the CGM Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2014 and 2013, the amount of cash held for margin requirements was $18,102,669 and $23,597,971, respectively. MS&Co. has agreed to pay the Partnership interest on 80% of the average daily equity

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 1/6 of 1% (2% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. For the period from April 1, 2014 to September 30, 2014, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 5/24 of 1% (2.5% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.25% (1.25% per year) of month-end Net Assets for Class D Redeemable Units. Prior to April 1, 2014, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, profit share allocation accrual, the administrative fee and other expenses and any redemptions or distributions as of the end of such month.

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

The MS&Co. Customer Agreement with the Partnership gives, and the CGM Customer Agreement with the Partnership gave, the Partnership the legal right to net unrealized gains and losses on open futures contracts. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the numbers of trades executed by the Advisor for the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts traded during the years ended December 31, 2014 and 2013 were 7,149 and 10,944, respectively.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

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

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2014 and 2013:

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$1,724,250	$—	$1,724,250	$(1,724,250)	$—	$—

Total Assets	1,724,250	—	1,724,250	(1,724,250)	—	—

Liabilities
Options premium received	$(2,544,813)	$—	$(2,544,813)	$1,724,250	$—	$(820,563)

Total Liabilities	(2,544,813)	—	(2,544,813)	1,724,250	—	(820,563)

Net fair value						$(820,563)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$55,000	$—	$55,000	$(55,000)	$—	$—

Total Assets	55,000	—	55,000	(55,000)	—	—

Liabilities
Options premium received	$(644,188)	$—	$(644,188)	$55,000	$—	$(589,188)

Total Liabilities	(644,188)	—	(644,188)	55,000	—	(589,188)

Net fair value						$(589,188)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2014 and 2013:

	2014		2013
Assets
Options Purchased
Indices	$1,724,250		$55,000

Total options purchased	$1,724,250	*	$55,000	*

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2014		2013
Liabilities
Options Premium Received
Indices	$(2,544,813)		$(644,188)

Total options premium received	$(2,544,813	)**	$(644,188	)**

**	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2014, 2013 and 2012.

Sector	2014		2013		2012
Indices	$7,468,805		$5,508,121		$28,101,030

Total	$7,468,805	***	$5,508,121	***	$28,101,030	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

6.    Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2014	2013	2013	2012	2012
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)*	$12.46	$30.97	$(17.06)	$10.20	$155.22	$179.22
Interest income	0.17	0.19	0.36	0.37	0.57	0.57
Expenses**	(33.23)	(34.28)	(31.89)	(32.22)	(30.80)	(30.43)

Increase (decrease) for the period	(20.60)	(3.12)	(48.59)	(21.65)	124.99	149.36
Net asset value per unit, beginning of period	1,179.01	1,204.13	1,227.60	1,225.78	1,102.61	1,076.42

Net asset value per unit, end of period	$1,158.41	$1,201.01	$1,179.01	$1,204.13	$1,227.60	$1,225.78

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for Class A Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $54.22, $37.93 and $205.76, respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for Class D Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $55.66, $38.48 and $203.12, respectively

**	Excludes ongoing selling agent fees and clearing fees and includes allocation to Special Limited Partner for the years ended December 31, 2014, 2013, and 2012, if any. Total expenses including ongoing selling agent fees and clearing fees for Class A Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $(74.99), $(86.88) and $(81.34), respectively.

Total expenses including ongoing selling agent fees and clearing fees for Class D Redeemable Units for the years ended December 31, 2014, 2013 and 2012 were $(58.97), $(60.50) and $(54.33), respectively.

	2014	2014	2013	2013	2012	2012
Ratios to average net assets:	Class A	Class D	Class A	Class D	Class A	Class D
Net investment income (loss)	(6.5)%	(5.0)%	(7.4)%	(5.1)%	(7.1)%	(5.0)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner***	(6.5)%	(5.0)%	(7.4)%	(5.1)%	(7.1)%	(5.0)%

Operating expenses	6.5%	5.1%	7.4%	5.2%	7.1%	5.1%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%

Total expenses	6.5%	5.1%	7.4%	5.2%	7.1%	5.1%

Total return:
Total return before allocation to Special Limited Partner	(1.8)%	(0.3)%	(4.0)%	(1.8)%	11.3%	13.9%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(1.8)%	(0.3)%	(4.0)%	(1.8)%	11.3%	13.9%

***	Interest income less total expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

7.    Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments include futures and certain standardized swap, forward and option contracts. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to MS&Co.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2014

paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

8.	Subsequent Events:

On or about January 9, 2015, Scott C. Kimple, a Limited Partner of the Partnership and a principal of the Advisor, proposed in a Proxy Statement, which was filed with the Securities and Exchange Commission and distributed to Limited Partners, that Warrington GP, LLC (“Warrington GP”), an affiliate of the Advisor, become the new general partner of the Partnership. Mr. Kimple also requested in the Proxy Statement that the Limited Partners of the Partnership waive the 90-day notice required for the withdrawal of the General Partner.

If a majority of each class of the Limited Partners were to vote in favor of the proposals described in the Proxy Statement (the “Proposals”), Warrington GP would be elected the new general partner of the Partnership effective following the close of business on or prior to March 31, 2015, and the 90-day notice requirement for the General Partner’s withdrawal would be waived. In connection with this solicitation, Mr. Kimple resigned as an employee of Morgan Stanley Wealth Management, effective upon the close of business on December 31, 2014. The General Partner consented to Mr. Kimple’s solicitation, but expressed no opinion as to the merit of the Proposals.

The requisite number of each class of limited partnership interests approved the Proposals, and Warrington GP will become the new general partner of the Partnership effective following the close of the business on March 31, 2015. The General Partner will withdraw as the general partner of the Partnership immediately following Warrington GP becoming the Partnership’s new general partner. The Partnership’s limited partnership agreement will be amended to reflect Warrington GP as the new general partner.

As a result of the above changes, no Morgan Stanley entity, including the General Partner and MS&Co. will be responsible for the promulgation or implementation of the Partnership’s investment policies, for the activities of the Partnership in general, or for the obligations of Warrington GP to the Partnership.

Selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$(1,622,036)	$400,678	$1,454,705	$1,836,288

Net income (loss) before allocation to Special Limited Partner	$(2,787,125)	$(620,860)	$360,263	$772,577
Net income (loss) after allocation to Special Limited Partner	$(2,787,125)	$(620,860)	$360,263	$772,577
Increase (decrease) in net asset value per unit Class A	$(22.83)	$(5.06)	$1.95	$5.34
Increase (decrease) in net asset value per unit Class D	$(19.84)	$(1.39)	$5.82	$12.29

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent fees and clearing fees including interest income	$(751,247)	$5,446,215	$(5,628,502)	$(1,251,794)

Net income (loss) before allocation to Special Limited Partner	$(1,859,342)	$4,315,057	$(6,847,003)	$(2,379,176)
Net income (loss) after allocation to Special Limited Partner	$(1,859,342)	$4,315,057	$(6,847,003)	$(2,379,176)
Increase (decrease) in net asset value per unit Class A	$(13.09)	$29.43	$(47.78)	$(17.15)
Increase (decrease) in net asset value per unit Class D	$(6.52)	$36.53	$(41.37)	$(10.29)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to the General Partner, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information. None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of

Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration—Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.  Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2014, the General Partner earned $953,030 in administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is a selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $4,114,479 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, MS&Co. earned $1,308,328 in trading fees from the Partnership. As compensation for its services, the Partnership pays the Advisor management fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisor earned $3,099,841 in management fees. There was no profit share allocation earned by the Special Limited Partner for the year ended December 31, 2014. The Special Limited Partner will not earn a profit share allocation until the Special Limited Partner recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

    The following table indicates securities owned by the General Partner as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class D unit equivalents	General Partner	1,235.7397	1.1%

(c) Changes in control. None.

Item 13.  Certain Relationship and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$50,400
2013	$48,000

(2) Audit-Related Fees. None.

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

2014	$31,787
2013	$31,487

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)   Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Condensed Schedules of Investments at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements.

(2)       Exhibits:

3.1 (a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York on November 21, 2005 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 25, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(g) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2 (a)	Fifth Amended and Restated Limited Partnership Agreement, effective January 30, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on May 17, 2012 and incorporated herein by reference).

(b)	Amendment No. 1 to the Fifth Amended and Restated Limited Partnership Agreement, dated November 30, 2012 (filed as Exhibit 3.2 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by reference).

10.1 (a)	Management Agreement among the Partnership, the General Partner and Warrington Asset Management, LLC, effective July 24, 2011 (filed as Exhibit 10.1 to the current report on Form 8-K filed on July 3, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Warrington Asset Management, LLC extending Management Agreement for 2015 (filed herewith).

10.2 (a)	Customer Agreement between the Partnership and CGM, dated February 17, 2005 (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 15, 2013 (filed as Exhibit 10.2(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.3 (a)	Amended and Restated Agency Agreement among the Partnership, the General Partner and CGM, dated April 26, 2007 (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(c)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the quarterly report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference).

(d)	Letter amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the quarterly report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.4	Selling Agreement between the Partnership, the General Partner, CGM and Credit Suisse Securities (USA) LLC, dated September 30, 2008 (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6	Form of Third Party Subscription Agreement (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.7	Selling Agreement dated January 6, 2011 by and among the Partnership, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.11 to the current report on Form 8-K filed on January 7, 2011).

10.8(a)	Services Agreement dated January 6, 2011 by and among the Partnership, the General Partner, CGM and Robert W. Baird & Co. Incorporated (filed as Exhibit 10.12 to the current report on Form 8-K filed on January 7, 2011).

(b)	Amendment to the Services Agreement by and among the Partnership, the General Partner, CGM and Robert W. Baird & Co. Incorporated, effective April 1, 2014 (filed as Exhibit 10.8(b) to the quarterly report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference).

10.9(a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(a) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.13(b) to the annual report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

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
President & Director
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Jeremy Beal
Steven Ross	Colbert Narcisse	Jeremy Beal
Chief Financial Officer	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ M. Paul Martin	/s/ Harry Handler	/s/ Frank Smith
M. Paul Martin	Harry Handler	Frank Smith
Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli
Director
Ceres Managed Futures LLC
Date: March 30, 2015