Form 10-Q
period 2015-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2015-05-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

c/o Warrington GP, LLC

200 Crescent Court,

Suite 520

Dallas, Texas 75201

(Address of principal executive offices) (Zip Code)

(214) 230-2100

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

Yes -  No X

As of April 30, 2015, 84,963.1319 Limited Partnership Class A Redeemable Units were outstanding, 754.6520 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$123,203,809	$122,188,891
Cash margin	—	18,102,669
Options purchased, at fair value (cost $0 and $921,500 at March 31, 2015 and December 31, 2014, respectively)	—	1,724,250

Total trading equity	123,203,809	142,015,810
Interest receivable	641	664

Total assets	$123,204,450	$142,016,474

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $0 and $1,415,498 at March 31, 2015 and December 31, 2014, respectively)	$—	$2,544,813
Accrued expenses:
Ongoing selling agent fees	197,357	224,533
Management fees	204,724	231,830
Administrative fees	102,362	115,915
Clearing fees due to MS&Co.	—	6,979
Other	172,734	142,203
Redemptions payable	13,988,503	5,452,830

Total liabilities	14,665,680	8,719,103

Partners’ Capital:
General Partner, Class A 0.0000 unit equivalents outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
General Partner, Class D 0.0000 and 1,235.7397 unit equivalents outstanding at March 31, 2015 and December 31, 2014, respectively	—	1,484,135
Limited Partners, Class A 90,373.8079 and 108,542.7439 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	107,417,316	125,736,962
Limited Partners, Class D 907.2240 and 5,059.3053 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	1,121,454	6,076,274

Total partners’ capital	108,538,770	133,297,371

Total liabilities and partners’ capital	$123,204,450	$142,016,474

Net asset value per unit:
Class A	$1,188.59	$1,158.41

Class D	$1,236.17	$1,201.01

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2014

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	190	$1,724,250	1.29%

Total options purchased		1,724,250	1.29

Options Premium Received
Indices
Calls	475	(5,938)	(0.00)*
Puts	1,235	(2,538,875)	(1.91)

Total options premium received		(2,544,813)	(1.91)

Net fair value		$(820,563)	(0.62)%

*	Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment Income:
Interest income	$2,234	$10,503

Expenses:
Ongoing selling agent fees	619,313	1,529,497
Clearing fees	203,513	392,498
Management fees	641,341	835,875
Administrative fees	320,670	208,967
Other	53,435	18,869

Total expenses	1,838,272	2,985,706

Net investment income (loss)	(1,836,038)	(2,975,203)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed contracts	4,824,068	3,841,422
Change in net unrealized gains (losses) on open contracts	326,563	(93,642)

Total trading results	5,150,631	3,747,780

Net income (loss)	3,314,593	772,577

Net income (loss) allocation by class:
Class A	$3,095,241	$694,480

Class D	$219,352	$78,097

Net asset value per unit
Class A (90,373.8079 and 131,030.6639 Redeemable Units outstanding at March 31, 2015 and 2014, respectively)	$1,188.59	$1,184.35

Class D (907.2240 and 6,360.2770 Redeemable Units outstanding at March 31, 2015 and 2014, respectively)	$1,236.17	$1,216.42

Net income (loss) per unit*
Class A	$30.18	$5.34

Class D	$35.16	$12.29

Weighted average units outstanding
Class A	102,176.0706	135,283.9596

Class D	6,213.0957	6,373.8417

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2014	$125,736,962	108,542.7439	$7,560,409	6,295.0450	$133,297,371	114,837.7889
Net Income (loss)	3,095,241	—	219,352	—	3,314,593	—
Redemptions - Limited Partners	(21,414,887)	(18,168.9360)	(5,132,678)	(4,152.0813)	(26,547,565)	(22,321.0173)
Redemptions - General Partner	—	—	(1,525,629)	(1,235.7397)	(1,525,629)	(1,235.7397)

Partners’ Capital at March 31, 2015	$107,417,316	90,373.8079	$1,121,454	907.2240	$108,538,770	91,281.0319

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2013	$160,520,962	136,148.6869	$7,683,094	6,380.6240	$168,204,056	142,529.3109
Net Income (loss)	694,480	—	78,097	—	772,577	—
Subscriptions - Limited Partners	1,704,968	1,450.7300	1,000,000	832.6530	2,704,968	2,283.3830
Redemptions - Limited Partners	(7,734,805)	(6,568.7530)	(1,024,436)	(853.0000)	(8,759,241)	(7,421.7530)

Partners’ Capital at March 31, 2014	$155,185,605	131,030.6639	$7,736,755	6,360.2770	$162,922,360	137,390.9409

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1.    Organization:

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

From inception to the close of business on March 31, 2015, Ceres Managed Futures LLC, a Delaware limited liability company, acted as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

On January 9, 2015, Scott C. Kimple, a Limited Partner and a principal of the Advisor (defined below), proposed in a Proxy Statement, which was filed with the Securities and Exchange Commission (the “SEC”) and distributed to Limited Partners, that Warrington GP, LLC (“Warrington GP”), an affiliate of the Advisor, become the new general partner of the Partnership. References to the “General Partner” herein refer to Ceres Managed Futures LLC and/or Warrington GP, as applicable. Mr. Kimple also requested in the Proxy Statement that the Limited Partners waive the 90-day notice required for the withdrawal of the General Partner.

If a majority of each class of the Limited Partners were to vote in favor of the proposals described in the Proxy Statement (the “Proposals”), Warrington GP would be elected the new general partner of the Partnership effective following the close of business on or prior to March 31, 2015, and the 90-day notice requirement for the General Partner’s withdrawal would be waived. In connection with this solicitation, Mr. Kimple resigned as an employee of Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management), effective upon the close of business on December 31, 2014. The General Partner consented to Mr. Kimple’s solicitation, but expressed no opinion as to the merit of the Proposals.

The requisite number of each class of limited partnership interests approved the Proposals, and Warrington GP became the new general partner of the Partnership effective following the close of business on March 31, 2015. The General Partner withdrew as the general partner of the Partnership immediately following Warrington GP becoming the Partnership’s new general partner. The Partnership’s limited partnership agreement has been amended to reflect Warrington GP as the new general partner.

As a result of the above changes, effective upon the close of business on March 31, 2015, no Morgan Stanley entities, including the General Partner and Morgan Stanley & Co. LLC (“MS&Co.”) are responsible for the promulgation or implementation of the Partnership’s investment policies, for the activities of the Partnership in general, or for the obligations of Warrington GP to the Partnership.

As of March 31, 2015, all of the trading decisions for the Partnership were made by Warrington Asset Management LLC or one of its affiliates (the “Advisor”) using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary program. In addition, effective upon the close of business on March 31, 2015, an affiliate of the Advisor became a special limited partner (in its capacity as special limited partner, the “Special Limited Partner”) of the Partnership.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2015.

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

During the three months ended March 31, 2015, the Partnership’s commodity broker was MS&Co., a registered futures commission merchant. The Partnership was a party to a futures brokerage account agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Partnership pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions. The MS&Co. Customer Agreement has been terminated.

On or about April 1, 2015, the Partnership’s commodity broker will be Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

Effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Wealth Management. Pursuant to the selling agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

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

Effective March 31, 2015, the Partnership entered into a continuing services agreement with Morgan Stanley Wealth Management. Pursuant to the continuing services agreement, Morgan Stanley Wealth Management will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Morgan Stanley Wealth Management (the “Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. The fees paid to Morgan Stanley Wealth Management shall continue only for as long as such Interests remain outstanding. The selling agreement with Morgan Stanley Wealth Management has been terminated.

Effective March 31, 2015, the Partnership entered into a selling agreement with Robert W. Baird & Co. Incorporated (“Baird”). Pursuant to the selling agreement, Baird will receive a monthly ongoing selling agent fee equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. With respect to current Limited Partners that are customers of Baird, the Partnership shall pay Baird a monthly ongoing maintenance fee equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units for services provided to such current Limited Partners.

Effective March 31, 2015, the Partnership entered into a continuing services agreement with Credit Suisse Securities (USA) LLC. Pursuant to the continuing services agreement, Credit Suisse Securities (USA) LLC will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Credit Suisse Securities (USA) LLC (the “Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. The fees paid to Credit Suisse Securities (USA) LLC shall continue only for as long as such Interests remain outstanding. The selling agreement with Credit Suisse Securities (USA) LLC has been terminated.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

The General Partner and each Limited Partner share in the profits and losses of the Partnership, after the allocation to the Advisor in its capacity as the Special Limited Partner, in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investments: The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

Investment Company Status: Effective January 1, 2014, the Partnership adopted, Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) Per Unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

3.    Financial Highlights:

Financial highlights for each Class for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$47.29	$49.10	$26.61	$27.27
Interest Income	0.03	0.03	0.08	0.08
Expenses	(17.14)	(13.97)	(21.35)	(15.06)

Increase (decrease) for the year	30.18	35.16	5.34	12.29
Net asset value per unit, beginning of period	1,158.41	1,201.01	1,179.01	1,204.13

Net asset value per unit, end of period	$1,188.59	$1,236.17	$1,184.35	$1,216.42

In the financial highlights, the ongoing selling agent fees and clearing fees which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Class A	Class D***	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.1)%	(4.7)%	(7.4)%	(5.3)%

Operating expenses	6.1%	4.7%	7.4%	5.3%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	6.1%	4.7%	7.4%	5.3%

Total return:
Total return before allocation to Special Limited Partner	2.6%	2.9%	(0.5)%	1.0%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	2.6%	2.9%	(0.5)%	1.0%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).
***	Calculated based on net asset value per unit prior to March 31, 2015 redemptions.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The futures and cleared swaps agreement between the Partnership and Wells Fargo gives, and the customer agreement between the Partnership and MS&Co. gave, the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird are, and the ongoing selling agent fees paid to Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were, calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to MS&Co. were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts traded during the three months ended March 31, 2015 and 2014 were 2,765 and 10,312, respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements at December 31, 2014. As of March 31, 2015, the Partnership no longer held any option contracts.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following table indicates the gross fair values of derivative instruments of options contracts as separate assets and liabilities as of December 31, 2014. As of March 31, 2015, the Partnership no longer held any option contracts.

	December 31, 2014
Assets
Options Purchased
Indices	$1,724,250

Total options purchased	$1,724,250	*

Liabilities
Options Premium Received
Indices	$(2,544,813)

Total options premium received	$(2,544,813	)**

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Sector	2015		2014
Indices	$5,150,631		$3,747,780

Total	$5,150,631	***	$3,747,780	***

*** This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.    Fair Value Measurements:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015 and December 31, 2014, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2. During the three months ended March 31, 2015, the Partnership no longer held option contracts.

	Total December 31, 2014	Level 1	Level 2	Level 3
Assets
Options purchased	$1,724,250	$1,724,250	$—	$—

Total assets	1,724,250	1,724,250	—	—

Liabilities
Options premium received	$2,544,813	$2,544,813	$—	$—

Total liabilities	2,544,813	2,544,813	—	—

Net fair value	$(820,563)	$(820,563)	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

6.    Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500® Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership on each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co. or its affiliates were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or its affiliates, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wells Fargo.

The Partnership’s trading will be concentrated in exchange-traded futures and options on the S&P 500® Index and the Dow Jones Industrial Average. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The General Partner monitored and attempted to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it had effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allowed the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provided account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

7.     Subsequent Events

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, options purchased at fair value and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2015.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, the Partnership’s capital decreased 18.6% from $133,297,371 to $108,538,770. This decrease was attributable to redemptions of 18,168.9360 Class A Redeemable Units totaling $21,414,887, redemptions of 4,152.0813 Class D Redeemable Units totaling $5,132,678 and redemptions of 1,235.7397 General Partner Class D Unit equivalents totaling $1,525,629. This decrease was partially offset by net income of $3,314,593. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2015, the net asset value per Class A unit increased 2.6% from $1,158.41 to $1,188.59, as compared to an increase of 0.5% in the first quarter of 2014. During the Partnership’s first quarter of 2015, the net asset value per Class D unit increased 2.9% from $1,201.01 to $1,236.17, as compared to an increase of 1.0% in the first quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $5,150,631. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2014 of $3,747,780. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index futures, S&P® 500 Index Calls and S&P 500® Index Puts.

During the first quarter, the Partnership recorded trading gains in S&P 500 Index options. The most significant gains were achieved during January as increased volatility in S&P 500 Index prices provided the Partnership with profit opportunities as the Index closed the month down almost 3%. The Partnership’s ratio put spread positions were held until expiration and realized profits for the month. Additional gains were recorded during March as S&P 500 Index prices declined early in the month. This decline caused the Partnership’s ratio put spread positions to increase in value. As S&P 500 Index prices began to rebound in the middle of the month, the Partnership’s Advisor decided to close out its ratio put spread positions at a profit. A portion of the Partnership’s gains for the quarter was offset by losses incurred during February as S&P 500 Index prices rallied throughout the month, negatively impacting the Partnership’s option positions.

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

During the reporting period and prior periods included in this report, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three months ended March 31, 2015 decreased by $8,269, as compared to the corresponding periods in 2014. The decrease in interest income is due to lower U.S. Treasury bill rates during the three months ended March 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership and MS&Co. had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three months ended March 31, 2015 decreased by $910,184, as compared to the corresponding periods in 2014. This decrease is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees (i) from an annual rate of 3.75% to an annual rate of 2.50% and further reduced to an annual rate of 2.00% for Class A Redeemable Units and (ii) from an annual rate of 1.50% to an annual rate of 1.25% and further reduced to an annual rate of 0.75% for Class D Redeemable Units effective April 1, 2014 and October 1, 2014, respectively, as disclosed in Note 1 of the Financial Statements.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2015 decreased by $188,985, as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three months ended March 31, 2015, as compared to the corresponding period in 2014. All clearing fees are borne by the Partnership.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2015 decreased by $194,534, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding periods in 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2015 increased by $111,703, as compared to the corresponding periods in 2014. The increase in administrative fees is due to an increase in administrative fees from an annual rate of 0.50% to an annual rate of 1.00% effective October 1, 2014, as disclosed in Note 1 of the Financial Statements.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2015 and 2014. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the Advisor, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner was permitted to modify or terminate the allocation of assets to the Advisor at any time.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2014, and the highest, lowest and average values during the twelve months ended December 31, 2014. As of March 31, 2015, the Partnership no longer held any open contracts. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

As of March 31, 2015, the Partnership’s total capital was $108,538,770.

As of December 31, 2014, the Partnership’s total capitalization was $133,297,371.

December 31, 2014

			Twelve months ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$18,102,669	13.58%	$60,906,507	$763,829	$24,496,155

Total	$18,102,669	13.58%

*	Annual average of month-end Values at Risk.

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to the General Partner, including the Sole Manager of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s Sole Manager to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than as set forth below:

The Partnership relies on the availability and services of a single trading principal, Scott C. Kimple.

The services of Scott C. Kimple, the Advisor’s sole trading principal, are essential to the business of the Advisor. If his services are no longer available, the continued ability of the Advisor to operate would be subject to substantial uncertainty. In addition, Mr. Kimple will devote to the affairs of the Partnership and will devote to the trading affairs of any particular account only such time as he in his sole discretion deems necessary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	7,224.4190	$1,175.75	—	N/A	N/A	N/A
February 1, 2015 - February 28, 2015	4,651.1820	$1,169.72	—	N/A	N/A	N/A
March 1, 2015 - March 31, 2015	6,293.3350	$1,188.59	4,152.0813	$1,236.17	N/A	N/A
Total	18,168.9360	$1,178.65	4,152.0813	$1,236.17

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – Not Applicable

Item 5.    Other Information – None

Item 6.    Exhibits

3.1 (a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 21, 2005 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 25, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(g) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 8, 2015 (filed herewith).

3.2	Sixth Amended and Restated Limited Partnership Agreement, effective as of the close of business on March 31, 2015 (filed herewith).

10.1	Management Agreement among the Partnership, Warrington GP, LLC and Warrington Asset Management, LLC effective as of the close of business on March 31, 2015 (filed herewith).

10.2	Futures and Cleared Swaps Agreement between the Partnership and Wells Fargo Securities, LLC, dated March 16, 2015 (filed herewith).

10.3	Continuing Services Agreement among the Partnership, Warrington GP, LLC, Warrington Asset Management, LLC and Morgan Stanley Wealth Management, dated March 31, 2015 (filed herewith).

10.4	Form of Subscription Agreement (filed herewith).

10.5	Selling Agreement among the Partnership, Warrington GP, LLC and Robert W. Baird & Co. Incorporated, dated March 31, 2015 (filed herewith).

10.6	Continuing Services Agreement among the Partnership, Warrington GP, LLC, Warrington Asset Management LLC and Credit Suisse Securities (USA) LLC, dated March 31, 2015 (filed herewith).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-15(a) Certification (Certification of Sole Manager).

Exhibit 32.1 — Section 1350 Certification (Certification of Sole Manager).

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

MANAGED FUTURES PREMIER WARRINGTON L.P.

By:	Warrington GP, LLC
(General Partner)

By:	/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	May 14, 2015