Form 10-Q
period 2015-06-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2015-08-19
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes -  No X

As of July 31, 2015, 77,069.8558 Limited Partnership Class A Redeemable Units were outstanding and 754.6927 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

	(Unaudited; Not Reviewed) June 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$85,670,297	$122,188,891
Cash Margin	12,872,901	18,102,669
Due from Broker	1,449,736	—
Options purchased, at fair value (cost $865,178 and $921,500 at June 30, 2015 and December 31, 2014, respectively)	1,045,000	1,724,250

Total trading equity	101,037,934	142,015,810
Interest receivable	172	664

Total assets	$101,038,106	$142,016,474

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $1,025,467 and $1,415,498 at June 30, 2015 and December 31, 2014, respectively)	$1,347,825	$2,544,813
Accrued expenses:
Ongoing Selling Agent fees	164,612	224,533
Management fees	164,991	231,830
Administrative fees	82,495	115,915
Clearing fees due	—	6,979
Other	200,415	142,203
Redemptions payable	2,142,093	5,452,830

Total liabilities	4,102,431	8,719,103

Partners’ Capital:
General Partner, Class A 0.0000 unit equivalents outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
General Partner, Class D 0.0000 and 1,235.7397 unit equivalents outstanding at June 30, 2015 and December 31, 2014, respectively	—	1,484,135
General Partner, Class GP 325.0000 and 0.0000 unit equivalents outstanding at June 30, 2015 and December 31, 2014, respectively	330,683	—
Limited Partners, Class A 79,952.0278 and 108,542.7439 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	95,662,971	125,736,962
Limited Partners, Class D 754.6927 and 5,059.3053 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	942,021	6,076,274

Total partners’ capital	96,935,675	133,297,371

Total liabilities and partners’ capital	$101,038,106	$142,016,474

Class A, net asset value per unit	$1,196.50	$1,158.41

Class D, net asset value per unit	$1,248.22	$1,201.01

Class GP, net asset value per unit	$1,017.49	—

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

June 30, 2015 (Unaudited; Not Reviewed)	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	190	$1,045,000	1.08%

Total options purchased		1,045,000	1.08

Option Premium Received
Indices
Calls	1,556	(44,575)	(0.05)
Puts	802	(1,303,250)	(1.34)

Total option premiums received		(1,347,825)	(1.39)

Net fair value		$(302,825)	(0.31)%

December 31, 2014	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	190	$1,724,250	1.29%

Total options purchased		1,724,250	1.29

Option Premium Received
Indices
Calls	475	(5,938)	(0.00)
Puts	1,235	(2,538,875)	(1.91)

Total option premiums received		(2,544,813)	(1.91)

Net fair value		$(820,563)	(0.62)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited; Not Reviewed)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$1,730	$5,352	$3,964	$15,855

Expenses:
Ongoing selling agent fees	513,171	985,073	1,132,484	2,514,570
Clearing fees	134,884	350,590	338,397	743,088
Management fees	514,500	806,222	1,155,841	1,642,097
Administrative fees	257,250	201,556	577,920	410,523
Other	98,426	86,664	151,861	105,533

Total expenses	1,518,231	2,430,105	3,356,503	5,415,811

Net investment income (loss)	(1,516,501)	(2,424,753)	(3,352,539)	(5,399,956)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,267,046	3,220,265	7,091,114	7,061,687
Change in net unrealized gains (losses) on open contracts	(142,537)	(435,249)	184,026	(528,891)

Total trading results	2,124,509	2,785,016	7,275,140	6,532,796

Net income (loss)	608,008	360,263	3,922,601	1,132,840

Net income (loss) allocation by class:
Class A	$593,409	$322,261	$3,688,650	$1,016,741

Class D	$8,916	$38,002	$228,268	$116,099

Class GP	$5,683	—	$5,683	—

Net asset value per unit
Class A (79,952.0278 and 120,573.9259 units outstanding at June 30, 2015 and 2014, respectively)	$1,196.50	$1,186.30	$1,196.50	$1,186.30

Class D (754.6927 and 6,524.6940 units outstanding at June 30, 2015 and 2014, respectively)	$1,248.22	$1,222.24	$1,248.22	$1,222.24

Class GP (325.0000 and 0.0000 units outstanding at June 30, 2015 and 2014, respectively)	$1,017.49	—	$1,017.49	—

Net income (loss) per unit
Class A*	$7.91	$1.95	$38.09	$7.29

Class D*	$12.05	$5.82	$47.21	$18.11

Class GP**	$17.48	—	$17.48	—

Weighted average units outstanding
Class A	85,693.0664	128,104.0136	93,934.5685	131,693.9866

Class D	805.5365	6,524.6940	3,509.3161	6,449.2678

Class GP**	325.0000	—	325.0000	—

*	Based on change in net asset value per unit.
**	Class GP commenced trading on May 1, 2015 (325.0000 shares).

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2015 and 2014

(Unaudited; Not Reviewed)

	Class A		Class D		Class GP*		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2014	$125,736,962	108,542.7439	$7,560,409	6,295.0450	$—	$—	$133,297,371	114,837.7889
Net Income (loss)	3,688,650	—	228,268	—	5,683	—	3,922,601	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Subscriptions - General Partner	—	—	—	—	325,000	325.0000	325,000	325.0000
Redemptions - Limited Partners	(33,762,644)	(28,590.7161)	(5,321,024)	(4,304.61260)	—	—	(39,083,668)	(32,895.3287)
Redemptions - General Partner	—	—	(1,525,629)	(1,235.7397)	—	—	(1,525,629)	(1,235.7397)

Partners’ capital at June 30, 2015	$95,662,968	79,952.0278	$942,024	754.6927	$330,683	325.0000	$96,935,675	81,031.7205

	Class A		Class D				Total
	Amount	Units	Amount	Units			Amount	Units
Partners’ capital at December 31, 2013	$160,520,962	136,148.6869	$7,683,094	6,380.6240			$168,204,056	142,529.3109
Net Income (loss)	1,016,741	—	116,099	—			1,132,840	—
Subscriptions - Limited Partners	3,681,696	3,104.6890	1,200,000	997.0700			4,881,696	4,101.7590
Redemptions - Limited Partners	(22,183,005)	(18,679.4500)	(1,024,436)	(853.0000)			(23,207,441)	(19,532.4500)

Partners’ capital at June 30, 2014	$143,036,394	120,573.9259	$7,974,757	6,524.6940			$151,011,151	127,098.6199

*	Class GP commenced trading on May 1, 2015

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

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

Effective as of the close of business on March 31, 2015, Warrington GP, LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is beneficially owned by Scott C. Kimple. From inception to the close of business on March 31, 2015, Ceres Managed Futures LLC, a Delaware limited liability company, acted as the general partner (“CMF GP”) and commodity pool operator of the Partnership. On January 9, 2015, Scott C. Kimple proposed in a Proxy Statement, which was filed with the Securities and Exchange Commission (the “SEC”) and distributed to Limited Partners (defined below), that Warrington GP, LLC become the new general partner of the Partnership. The requisite number of each class of limited partnership interests approved the proposals described in the Proxy Statement, and, as a result, Warrington GP, LLC became the new general partner of the Partnership effective as of the close of business on March 31, 2015. CMF GP withdrew as the general partner of the Partnership immediately following Warrington GP, LLC becoming the Partnership’s new general partner. References to the “General Partner” herein refer to Warrington GP, LLC and/or CMF GP, as the context requires.

Effective as of the close of business on March 31, 2015, Warrington SLP, LP, a Delaware limited liability company and an affiliate of the General Partner, became a special limited partner of the Partnership (the “Special Limited Partner”) and receives a quarterly profit share allocation from the Partnership, subject to a high water mark.

All of the trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”), an affiliate of the General Partner, using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2015.

On June 15, 2011, the Partnership began offering “Class A” Redeemable Units and “Class D” Redeemable Units pursuant to the offering memorandum. All outstanding Redeemable Units on June 15, 2011 were designated Class A Redeemable Units. The rights, powers, duties and obligations associated with the investment in Class A Redeemable Units were not changed. On October 1, 2011, the first Class D Redeemable Units were issued to limited partners of the Partnership (each a “Limited Partner”). Class A Redeemable Units and Class D Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a Limited Partner receives will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Class A Redeemable Units or Class D Redeemable Units to investors in its sole discretion. On May 1, 2015 a new share class of units of general partner interest “Class GP” was initiated to accept an investment from the General Partner.

During the three months ended June 30, 2015, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

During prior periods included in this report, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant, also served as a commodity broker. The Partnership was a party to a futures brokerage account agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Partnership paid MS&Co. trading fees for the clearing and, where applicable, execution of transactions. The MS&Co. Customer Agreement has been terminated.

Effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a) Morgan Stanley Wealth Management. Pursuant to the selling agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

As of April 1, 2015, the Partnership maintains a continuing services agreement with Morgan Stanley Wealth Management. Pursuant to the continuing services agreement, Morgan Stanley Wealth Management will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Morgan Stanley Wealth Management (the “MS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. The fees paid to Morgan Stanley Wealth Management shall continue only for as long as the MS Interests remain outstanding.

As of April 1, 2015, the Partnership maintains a selling agreement with Robert W. Baird & Co. Incorporated (“Baird”). Pursuant to the selling agreement, Baird will receive a monthly ongoing selling agent fee equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. With respect to current Limited Partners that are customers of Baird, the Partnership shall pay Baird a monthly ongoing maintenance fee equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units for services provided to such current Limited Partners.

As of April 1, 2015, the Partnership maintains a continuing services agreement with Credit Suisse Securities (USA) LLC. Pursuant to the continuing services agreement, Credit Suisse Securities (USA) LLC will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Credit Suisse Securities (USA) LLC (the “CS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. The fees paid to Credit Suisse Securities (USA) LLC shall continue only for as long as the CS Interests remain outstanding.

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges. During the three and six months ended June 30, 2015, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. and Wells Fargo.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

Investment Company Status: Effective January 1, 2014, the Partnership adopted, Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

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

NOTE: Interim period financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“Form 10-Q”) have not yet been reviewed by an independent public accountant. The Partnership will file an amendment to the Form 10-Q as soon as the accountant has completed its review of the interim period financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

3.    Financial Highlights:

Changes in net asset value per unit for each Class for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Class A	Class D	Class GP (1)	Class A	Class D	Class GP (1)	Class A	Class D	Class GP (1)	Class A	Class D	Class GP (1)
Net realized and unrealized gains (losses) *	$17.97	$22.61	$18.26	$10.03	$14.13	—	$57.47	$67.46	$18.26	$22.78	$34.03	—
Interest Income	0.01	0.01	—	0.04	0.04	—	0.04	0.04	—	0.12	0.12	—
Expenses **	(10.07)	(10.57)	(0.77)	(8.12)	(8.35)	—	(19.42)	(20.29)	(0.77)	(15.61)	(16.04)	—

Increase (decrease) for the period	7.91	12.05	17.49	1.95	5.82	—	38.09	47.21	17.49	7.29	18.11	—
Net asset value per unit, beginning of period	1,188.59	1,236.17	1,000.00	1,184.35	1,216.42	—	1,158.41	1,201.01	1,000.00	1,179.01	1,204.13	—

Net asset value per unit, end of period	$1,196.50	$1,248.22	$1,017.49	$1,186.30	$1,222.24	—	$1,196.50	$1,248.22	$1,017.49	$1,186.30	$1,222.24	—

*	Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for Class A Redeemable Units for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014 were $25.50, $20.13, $72.78 and $46.74, respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for Class D Redeemable Units for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014 were $26.56, $20.66, $75.66 and $47.94, respectively.
**	Excludes ongoing selling agent fees and clearing fees and includes allocation to Special Limited Partner in the three and six months ended June 30, 2015 and 2014, if any. Total expenses including ongoing selling agent fees and clearing fees for Class A Redeemable Units for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014 were $(17.60), $(18.22), $(34.74) and $(39.57), respectively.

Total expenses including ongoing selling agent fees and clearing fees for Class D Redeemable Units for the three months ended June 30, 2015 and 2014 and for the six months ended June 30, 2015 and 2014 were $(14.52), $(14.88), $(28.49), and $(29.95), respectively.

(1)	Class GP commenced trading May 1, 2015

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Class A	Class D	Class GP (1)	Class A	Class D	Class GP (1)	Class A	Class D	Class GP (1)	Class A	Class D	Class GP (1)
Ratios to average net assets:***
Net investment income (loss)	(6.0)%	(4.7)%	(0.7)%	(6.2)%	(4.9)%	—%	(6.1)%	(5.8)%	(0.4)%	(6.8)%	(5.1)%	—%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(6.0)%	(4.7)%	(0.7)%	(6.2)%	(4.9)%	—%	(6.1)%	(5.8)%	(0.4)%	(6.8)%	(5.1)%	—%

Operating expenses	6.0%	4.7%	0.7%	6.2%	4.9%	—%	6.1%	5.8%	0.4%	6.9%	5.1%	—%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%

Total expenses	6.0%	4.7%	0.7%	6.2%	4.9%	—%	6.1%	5.8%	0.4%	6.9%	5.1%	—%

Total return:
Total return before allocation to Special Limited Partner	0.7%	1.0%	1.8%	0.2%	0.5%	—%	3.3%	3.9%	1.8%	0.6%	1.5%	—%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	0.7%	1.0%	1.8%	0.2%	0.5%	—%	3.3%	3.9%	1.8%	0.6%	1.5%	—%

***	Annualized (except allocation to Special Limited Partner, if applicable).
****	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using each Limited Partner’s share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

[THIS PAGE INTENTIONALLY LEFT BLANK]

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The futures and cleared swaps agreement between the Partnership and Wells Fargo, and the customer agreement between the Partnership and MS&Co. gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wells Fargo and executing brokers, as applicable, are, and all clearing fees paid to MS&Co. were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended June 30, 2015 and 2014 were 5,043 and 8,257, respectively. The monthly average number of option contracts held during the six months ended June 30, 2015 and 2014 were 3,902 and 9,284, respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

The following tables summarize the valuation of the Partnership’s investments at June 30, 2015 and December 31, 2014, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
June 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Options purchased	$1,045,000	$—	$1,045,000	$(1,045,000)	$—	$—

Total assets	1,045,000	—	1,045,000	(1,045,000)	—	—

Liabilities
Options premium received	$(1,347,825)	$—	$(1,347,825)	$1,045,000	$—	$(302,825)

Total liabilities	(1,347,825)	—	(1,347,825)	1,045,000	—	(302,825)

Net fair value						$(302,825)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$1,724,250	$—	$1,724,250	$(1,724,250)	$—	$—

Total assets	1,724,250	—	1,724,250	(1,724,250)	—	—

Liabilities
Options premium received	$(2,544,813)	$—	$(2,544,813)	$1,724,250	$—	$(820,563)

Total liabilities	(2,544,813)	—	(2,544,813)	1,724,250	—	(820,563)

Net fair value						$(820,563)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2015 and December 31, 2014.

	June 30, 2015
Assets
Options Purchased
Indices	$1,045,000

Total options purchased	$1,045,000	*

Liabilities
Options Premium Received
Indices	$(1,347,825)

Total options premium received	$(1,347,825	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2014
Assets
Options Purchased
Indices	$1,724,250

Total options purchased	$1,724,250	*

Liabilities
Options Premium Received
Indices	$(2,544,813)

Total options premium received	$(2,544,813	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2015		2014		2015		2014
Indices	$608,008		$360,263		$3,922,601		$1,132,840

Total	$608,008	***	$360,263	***	$3,922,601	***	$1,132,840	***

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,045,000	$1,045,000	$—	$—

Total assets	1,045,000	1,045,000	—	—

Liabilities
Options premium received	$1,347,825	$1,347,825	$—	$—

Total liabilities	1,347,825	1,347,825	—	—

Net fair value	$(302,825)	$(302,825)	$—	$—

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,724,250	$1,724,250	$—	$—

Total assets	1,724,250	1,724,250	—	—

Liabilities
Options premium received	$2,544,813	$2,544,813	$—	$—

Total liabilities	2,544,813	2,544,813	—	—

Net fair value	$(820,563)	$(820,563)	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co. and/or Wells Fargo or their affiliates were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or Wells Fargo or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wells Fargo.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited; Not Reviewed)

The Partnership’s trading will be concentrated in exchange-traded futures and options on the S&P 500® Index. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

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

7.     Subsequent Events:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, consisting of cash and cash margin, options purchased at fair value and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2015.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, the Partnership’s capital decreased 27.3% from $133,297,371 to $96,935,675. This decrease was attributable to redemptions of 28,590.7161 Class A Redeemable Units totaling $33,762,643 and redemptions of 5540.3523 Class D Redeemable Units totaling $6,846,652. This decrease was partially offset by a net gain of $3,922,601, coupled with subscriptions of 325.0000 Class GP Units totaling $325,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per Class A unit increased 0.7% from $1,188.59 to $1,196.50, as compared to an increase of 0.2% in the second quarter of 2014. During the Partnership’s second quarter of 2015, the net asset value per Class D unit increased 1.0% from $1,236.17 to $1,248.22, as compared to an increase of 0.5% in the second quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2015 of $2,124,509. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $2,785,016. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the second quarter, the Partnership recorded trading gains in S&P 500® Index options. The most significant gains were achieved during June as choppy trading behavior in the S&P 500® Index during the month stemming from issues in Greece and China allowed the Partnership to record gains on its ratio put spread positions. April and May saw slight trading losses as the nominal volatility in the S&P 500® Index over that period did not provide adequate movement for the positions held in the portfolio to be profitable.

During the Partnership’s six months ended June 30, 2015, the net asset value per Class A unit increased 3.3% from $1,158.41 to $1,196.50, as compared to an increase of 0.6% in the six months ended June 30, 2014. During the Partnership’s six months ended June 30, 2015, the net asset value per Class D unit increased 3.9% from $1,201.01 to $1,248.22, as compared to an increase of 1.5% in the second quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2015 of $7,275,140. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2014 of $6,532,796. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the first six months of the year the Partnership recorded trading gains in S&P 500® Index options. The most significant gains were achieved during June as the Partnership was able to profitably close out its ratio put spreads due to volatility in domestic markets caused by problems in China and Greece. Gains were also recorded during March as the value of the S&P 500® Index declining in the middle of the month benefitted the Partnership’s ratio put spread positions. Similarly, trading gains were recorded during January from the Partnership’s ratio put spread positions. February, April, and May saw nominal losses for the fund due to minimal intra-month volatility.

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

Interest income beginning April 1, 2015 is earned at Wells Fargo at 90% of the 90 day U.S. treasury rate on assets maintained in cash. Prior to that date interest income was earned on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income for the three and six months ended June 30, 2015 decreased by $3,622 and $11,891, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is due to lower net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership has no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $471,902 and $1,382,086, respectively, as compared to the corresponding periods in 2014. This decrease is due to lower average net assets during the six months ended June 30, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees (i) from an annual rate of 3.75% to an annual rate of 2.50% and further reduced to an annual rate of 2.00% for Class A Redeemable Units and (ii) from an annual rate of 1.50% to an annual rate of 1.25% and further reduced to an annual rate of 0.75% for Class D Redeemable Units effective April 1, 2014 and October 1, 2014, respectively, as disclosed in Note 1 of the Financial Statements.

Certain clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended June 30, 2015 decreased by $215,706, as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three months ended June 30, 2015, as compared to the corresponding period in 2014. Clearing fees for the six months ended June 30, 2015 decreased by $404,691, as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the six months ended June 30, 2015, as compared to the corresponding period in 2014. All clearing fees are borne by the Partnership.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2015 decreased by $291,722 and $486,256, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2015 increased by $55,694 and $167,397, respectively, as compared to the corresponding periods in 2014. The increase in administrative fees is due to an increase in administrative fees from an annual rate of 0.50% to an annual rate of 1.00% effective October 1, 2014, as disclosed in Note 1 of the Financial Statements.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There were no profit share allocations made for the three and six months ended June 30, 2015 and 2014. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The Partnership rapidly acquires and liquidates both long and short positions. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended June 30, 2015 and the twelve months ended December 31, 2014. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

As of June 30, 2015, the Partnership’s total capital was 96,935,675.

As of December 31, 2014, the Partnership’s total capitalization was $133,297,371.

June 30, 2015

			Three months ended June 30, 2015**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$12,872,901	13.28%	$43,145,770	$8,062,107	$15,932,987

Total	$12,872,901	13.28%

December 31, 2014

			Twelve months ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$18,102,669	13.58%	$60,906,507	$763,829	$24,496,155

Total	$18,102,669	13.58%

*	Annual average of month-end Values at Risk.
**	Based upon daily Values at Risk.

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2015, there were no subscriptions of Class A or Class D Redeemable Units. A new Share Class was initiated on May 1, 2015 to accept an investment from the General Partner (“Class GP”). The subscription was for 325.0000 units at $1,000.00 per unit.

Proceeds of net offering were used in the trading of commodity interests including futures contracts and options.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	5,410.7364	$1,185.80	152.5313	$1,234.47	N/A	N/A
May 1, 2015 – May 31, 2015	3,220.7517	$1,176.64	—	$1,226.22	N/A	N/A
June 1, 2015 – June 30, 2015	1,790.2920	$1,196.50	—	$1,248.22	N/A	N/A
Total	10,421.7801	$1,184.80	152.5313	$1,234.47

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities – None

Item 4.     Mine Safety Disclosures – Not Applicable

Item 5.    Other Information – None

Item 6.    Exhibits

3.1 (a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 21, 2005 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 25, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(g) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 8, 2015 (filed as Exhibit 3.1(h) to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

3.2	Sixth Amended and Restated Limited Partnership Agreement, effective as of the close of business on March 31, 2015 (filed as Exhibit 3.2 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, Warrington GP, LLC and Warrington Asset Management LLC effective as of the close of business on March 31, 2015 (filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.2	Futures and Cleared Swaps Agreement between the Partnership and Wells Fargo Securities, LLC, dated March 16, 2015 (filed as Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.3	Continuing Services Agreement among the Partnership, Warrington GP, LLC, Warrington Asset Management LLC and Morgan Stanley Wealth Management, dated March 31, 2015 (filed as Exhibit 10.3 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.5	Selling Agreement among the Partnership, Warrington GP, LLC and Robert W. Baird & Co. Incorporated, dated March 31, 2015 (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.6	Continuing Services Agreement among the Partnership, Warrington GP, LLC, Warrington Asset Management LLC and Credit Suisse Securities (USA) LLC, dated March 31, 2015 (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	August 19, 2015