Form 10-Q/A
period 2015-06-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2015-10-08
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Yes -  No X

As of August 31, 2015, 76,487.7639 Limited Partnership Class A Redeemable Units were outstanding and 754.6927 Limited Partnership Class D Redeemable Units were outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends and restates the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, as originally filed with the Securities and Exchange Commission on August 19, 2015 (the “Original Filing”). The interim period financial statements included in the Original Filing had not yet been reviewed by an independent public accountant. The accountant has completed its review of the interim period financial statements and this Amendment No. 1 amends and restates the following items of the Original Filing to reflect the accountant’s review: (i) Part I, Item 1. “Financial Statements” and accompanying notes to financial statements and (ii) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The registrant has also updated: (a) the cover page to indicate the number of redeemable units outstanding of each class of redeemable units as of the latest practicable date, (b) the signature page, (c) the certifications of the registrant’s Sole Manager in Exhibits 31.1 and 32.1 and (d) the financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader this Amendment No. 1 restates the Original Filing in its entirety, as amended. This Amendment No. 1 otherwise describes conditions as of the date of the Original Filing and has not been updated to disclose events that may have occurred at a later date.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$85,670,297	$122,188,891
Cash Margin	12,872,901	18,102,669
Due from Broker	1,449,736	—
Options purchased, at fair value (cost $865,178 and $921,500 at June 30, 2015 and December 31, 2014, respectively)	1,045,000	1,724,250

Total trading equity	101,037,934	142,015,810
Interest receivable	172	664

Total assets	$101,038,106	$142,016,474

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $1,025,467 and $1,415,498 at June 30, 2015 and December 31, 2014, respectively)	$1,347,825	$2,544,813
Accrued expenses:
Ongoing Selling Agent fees	164,612	224,533
Management fees	164,991	231,830
Administrative fees	82,495	115,915
Clearing fees due	—	6,979
Other	200,415	142,203
Redemptions payable	2,142,093	5,452,830

Total liabilities	4,102,431	8,719,103

Partners’ Capital:
General Partner, Class A 0.0000 unit equivalents outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
General Partner, Class D 0.0000 and 1,235.7397 unit equivalents outstanding at June 30, 2015 and December 31, 2014, respectively	—	1,484,135
General Partner, Class GP 325.0000 and 0.0000 unit equivalents outstanding at June 30, 2015 and December 31, 2014, respectively	330,683	—
Limited Partners, Class A 79,952.0278 and 108,542.7439 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	95,662,968	125,736,962
Limited Partners, Class D 754.6927 and 5,059.3053 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	942,024	6,076,274

Total partners’ capital	96,935,675	133,297,371

Total liabilities and partners’ capital	$101,038,106	$142,016,474

Class A, net asset value per unit	$1,196.50	$1,158.41

Class D, net asset value per unit	$1,248.22	$1,201.01

Class GP, net asset value per unit	$1,017.49	—

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

June 30, 2015 (Unaudited)	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	190	$1,045,000	1.08%

Total options purchased		1,045,000	1.08

Option Premium Received
Indices
Calls	1,556	(44,575)	(0.05)
Puts	802	(1,303,250)	(1.34)

Total option premiums received		(1,347,825)	(1.39)

Net fair value		$(302,825)	(0.31)%

December 31, 2014	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	190	$1,724,250	1.29%

Total options purchased		1,724,250	1.29

Option Premium Received
Indices
Calls	475	(5,938)	(0.00)
Puts	1,235	(2,538,875)	(1.91)

Total option premiums received		(2,544,813)	(1.91)

Net fair value		$(820,563)	(0.62)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$1,730	$5,352	$3,964	$15,855

Expenses:
Ongoing selling agent fees	513,171	985,073	1,132,484	2,514,570
Clearing fees	134,884	350,590	338,397	743,088
Management fees	514,500	806,222	1,155,841	1,642,097
Administrative fees	257,250	201,556	577,920	410,523
Other	98,426	86,664	151,861	105,533

Total expenses	1,518,231	2,430,105	3,356,503	5,415,811

Net investment income (loss)	(1,516,501)	(2,424,753)	(3,352,539)	(5,399,956)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,267,046	3,220,265	7,091,111	7,061,687
Change in net unrealized gains (losses) on open contracts	(142,537)	(435,249)	184,029	(528,891)

Total trading results	2,124,509	2,785,016	7,275,140	6,532,796

Net income (loss)	608,008	360,263	3,922,601	1,132,840

Net income (loss) allocation by class:
Class A	$593,409	$322,261	$3,688,650	$1,016,741

Class D	$8,916	$38,002	$228,268	$116,099

Class GP	$5,683	—	$5,683	—

Net asset value per unit
Class A (79,952.0278 and 120,573.9259 units outstanding at June 30, 2015 and 2014, respectively)	$1,196.50	$1,186.30	$1,196.50	$1,186.30

Class D (754.6927 and 6,524.6940 units outstanding at June 30, 2015 and 2014, respectively)	$1,248.22	$1,222.24	$1,248.22	$1,222.24

Class GP (325.0000 and 0.0000 units outstanding at June 30, 2015 and 2014, respectively)	$1,017.49	—	$1,017.49	—

Net income (loss) per unit
Class A*	$7.91	$1.95	$38.09	$7.29

Class D*	$12.05	$5.82	$47.21	$18.11

Class GP**	$17.48	—	$17.48	—

Weighted average units outstanding
Class A	85,693.0664	128,104.0136	93,934.5685	131,693.9866

Class D	805.5365	6,524.6940	3,509.3161	6,449.2678

Class GP**	325.0000	—	325.0000	—

*	Based on change in net asset value per unit.
**	Class GP commenced on May 1, 2015 (325.0000 shares).

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Class A		Class D		Class GP*		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2014	$125,736,962	108,542.7439	$7,560,409	6,295.0450	$—	$—	$133,297,371	114,837.7889
Net Income (loss)	3,688,650	—	228,268	—	5,683	—	3,922,601	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Subscriptions - General Partner	—	—	—	—	325,000	325.0000	325,000	325.0000
Redemptions - Limited Partners	(33,762,644)	(28,590.7161)	(5,321,024)	(4,304.6126)	—	—	(39,083,668)	(32,895.3287)
Redemptions - General Partner	—	—	(1,525,629)	(1,235.7397)	—	—	(1,525,629)	(1,235.7397)

Partners’ capital at June 30, 2015	$95,662,968	79,952.0278	$942,024	754.6927	$330,683	325.0000	$96,935,675	81,031.7205

	Class A		Class D				Total
	Amount	Units	Amount	Units			Amount	Units
Partners’ capital at December 31, 2013	$160,520,962	136,148.6869	$7,683,094	6,380.6240			$168,204,056	142,529.3109
Net Income (loss)	1,016,741	—	116,099	—			1,132,840	—
Subscriptions - Limited Partners	3,681,696	3,104.6890	1,200,000	997.0700			4,881,696	4,101.7590
Redemptions - Limited Partners	(22,183,005)	(18,679.4500)	(1,024,436)	(853.0000)			(23,207,441)	(19,532.4500)

Partners’ capital at June 30, 2014	$143,036,394	120,573.9259	$7,974,757	6,524.6940			$151,011,151	127,098.6199

*	Class GP commenced on May 1, 2015

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

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced from an annual rate of 2.50% to an annual rate of 2.00% for Class A Redeemable Units and (ii) reduced from an annual rate of 1.25% to an annual rate of 0.75% for Class D Redeemable Units. As of the same date, the administrative fee for each class was increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015 and December 31, 2014, the results of its operations for the three and six months ended June 30, 2015 and 2014 and changes in partners’ capital for the six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Partnership’s Investments: The fair value of exchange-traded futures and options contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.

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

(Unaudited)

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3.    Financial Highlights:

Changes in net asset value per unit for each Class for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$25.50	$26.56	$20.13	$20.66	$72.79	$75.66	$46.74	$47.94
Interest Income	0.01	0.01	0.04	0.04	0.04	0.04	0.12	0.12
Expenses	(17.60)	(14.52)	(18.22)	(14.88)	(34.74)	(28.49)	(39.57)	(29.95)

Increase (decrease) for the period	7.91	12.05	1.95	5.82	38.09	47.21	7.29	18.11
Net asset value per unit, beginning of period	1,188.59	1,236.17	1,184.35	1,216.42	1,158.41	1,201.01	1,179.01	1,204.13

Net asset value per unit, end of period	$1,196.50	$1,248.22	$1,186.30	$1,222.24	$1,196.50	$1,248.22	$1,186.30	$1,222.24

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

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to average net assets:***
Net investment income (loss)	(6.0)%	(4.7)%	(6.2)%	(4.9)%	(6.1)%	(5.8)%	(6.8)%	(5.1)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(6.0)%	(4.7)%	(6.2)%	(4.9)%	(6.1)%	(5.8)%	(6.8)%	(5.1)%

Operating expenses	6.0%	4.7%	6.2%	4.9%	6.1%	5.8%	6.9%	5.1%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Total expenses	6.0%	4.7%	6.2%	4.9%	6.1%	5.8%	6.9%	5.1%

Total return:
Total return before allocation to Special Limited Partner	0.7%	1.0%	0.2%	0.5%	3.3%	3.9%	0.6%	1.5%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	0.7%	1.0%	0.2%	0.5%	3.3%	3.9%	0.6%	1.5%

***	Annualized (except allocation to Special Limited Partner, if applicable).
****	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

The futures and cleared swaps agreement between the Partnership and Wells Fargo, and the customer agreement between the Partnership and MS&Co. gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet” have been met.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended June 30, 2015 and 2014 were 2,646 and 8,257, respectively. The monthly average number of option contracts held during the six months ended June 30, 2015 and 2014 were 2,706 and 9,284, respectively.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015 and December 31, 2014, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the six months ended June 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total June 30, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,045,000	$1,045,000	$—	$—

Total assets	1,045,000	1,045,000	—	—

Liabilities
Options premium received	$1,347,825	$1,347,825	$—	$—

Total liabilities	1,347,825	1,347,825	—	—

Net fair value	$(302,825)	$(302,825)	$—	$—

	Total December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,724,250	$1,724,250	$—	$—

Total assets	1,724,250	1,724,250	—	—

Liabilities
Options premium received	$2,544,813	$2,544,813	$—	$—

Total liabilities	2,544,813	2,544,813	—	—

Net fair value	$(820,563)	$(820,563)	$—	$—

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

(Unaudited)

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

7.     Subsequent Events:

The General Partner evaluated events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

For the six months ended June 30, 2015, the Partnership’s capital decreased 27.3% from $133,297,371 to $96,935,675. This decrease was attributable to redemptions of 28,590.7161 Class A Redeemable Units totaling $33,762,644 and redemptions of 5540.3523 Class D Redeemable Units totaling $6,846,653. This decrease was partially offset by a net gain of $3,922,601, coupled with subscriptions of 325.0000 Class GP Units totaling $325,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

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

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $471,902 and $1,382,086, respectively, as compared to the corresponding periods in 2014. This decrease is primarily due to lower average net assets during the six months ended June 30, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees (i) from an annual rate of 3.75% to an annual rate of 2.50% and further reduced to an annual rate of 2.00% for Class A Redeemable Units and (ii) from an annual rate of 1.50% to an annual rate of 1.25% and further reduced to an annual rate of 0.75% for Class D Redeemable Units effective April 1, 2014 and October 1, 2014, respectively, as disclosed in Note 1 of the Financial Statements.

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	October 8, 2015