Form 10-Q
period 2015-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2015-11-16
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes -  No X

As of October 31, 2015, 75,216.0338 Limited Partnership Class A Redeemable Units were outstanding and 754.6927 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash	$39,206,779	$122,188,891
Cash margin	8,337,117	18,102,669
Due from broker	1,188,982	—
Options purchased, at fair value (cost $968,800 and $921,500 at September 30, 2015 and December 31, 2014, respectively)	778,500	1,724,250

Total trading equity	49,511,378	142,015,810
Investments in U.S. government securities, at fair value (cost $43,982,632)	43,989,707	—
Cash	8,824	—
Interest receivable	—	664

Total assets	$93,509,909	$142,016,474

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $1,161,937 and $1,415,498 at September 30, 2015 and December 31, 2014, respectively)	$823,025	$2,544,813
Accrued expenses:
Ongoing selling agent fees	152,941	224,533
Management fees	153,368	231,830
Administrative fees	76,684	115,915
Clearing fees due	—	6,979
Other	180,806	142,203
Redemptions payable	753,635	5,452,830

Total liabilities	2,140,459	8,719,103

Partners’ Capital:
General Partner, Class A 0.0000 unit equivalents outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
General Partner, Class D 0.0000 and 1,235.7397 unit equivalents outstanding at September 30, 2015 and December 31, 2014, respectively	—	1,484,135
General Partner, Class GP 325.0000 and 0.0000 unit equivalents outstanding at September 30, 2015 and December 31, 2014, respectively	332,416	—
Limited Partners, Class A 75,853.2868 and 108,542.7439 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	90,098,926	125,736,962
Limited Partners, Class D 754.6927 and 5,059.3053 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	938,108	6,076,274

Total partners’ capital	91,369,450	133,297,371

Total liabilities and partners’ capital	$93,509,909	$142,016,474

Class A, net asset value per unit	$1,187.81	$1,158.41

Class D, net asset value per unit	$1,243.03	$1,201.01

Class GP, net asset value per unit	$1,022.82	—

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2015 (Unaudited)	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	346	$778,500	0.85%

Total options purchased		778,500	0.85

Option Premium Received
Indices
Calls	1,657	(57,500)	(0.06)
Puts	865	(765,525)	(0.84)

Total option premiums received		(823,025)	(0.90)

Net fair value		$(44,525)	(0.05)%

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
U.S. Treasury bills 0% due 11/05/15	$11,000,000	$10,999,510	12.0%
U.S. Treasury bills 0% due 12/03/15	11,000,000	10,998,933	12.0
U.S. Treasury bills 0% due 12/31/15	11,000,000	10,996,369	12.0
U.S. Treasury bills 0% due 01/28/16	11,000,000	10,994,895	12.0

Total investments in U.S. government securities, at fair value (cost $43,982,632)		$43,989,707	48.0%

December 31, 2014	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	190	$1,724,250	1.29%

Total options purchased		1,724,250	1.29

Option Premium Received
Indices
Calls	475	(5,938)	(0.00)*
Puts	1,235	(2,538,875)	(1.91)

Total option premiums received		(2,544,813)	(1.91)

Net fair value		$(820,563)	(0.62)%

*	Due to rounding.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$9,335	$3,870	$13,299	$19,725

Expenses:
Ongoing selling agent fees	471,806	909,630	1,604,290	3,424,200
Clearing fees	279,337	320,885	617,734	1,063,973
Management fees	473,107	745,461	1,628,948	2,387,558
Administrative fees	236,553	186,365	814,473	596,888
Other	116,635	89,712	268,496	195,245

Total expenses	1,577,438	2,252,053	4,933,941	7,667,864

Net investment income (loss)	(1,568,103)	(2,248,183)	(4,920,642)	(7,648,139)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	674,817	1,435,495	7,765,928	8,497,182
Change in net unrealized gains (losses) on open contracts	291,148	191,828	475,177	(337,063)

Total trading results	965,965	1,627,323	8,241,105	8,160,119

Net income (loss)	(602,138)	(620,860)	3,320,463	511,980

Net income (loss) allocation by class:
Class A	$(599,955)	$(609,484)	$3,088,695	$407,257

Class D	$(3,916)	$(11,376)	$224,352	$104,723

Class GP	$1,733	—	$7,416	—

Net asset value per unit
Class A (75,853.2868 and 114,130.1129 units outstanding at September 30, 2015 and 2014, respectively)	$1,187.81	$1,181.24	$1,187.81	$1,181.24

Class D (754.6927 and 6,295.0450 units outstanding at September 30, 2015 and 2014, respectively)	$1,243.03	$1,220.85	$1,243.03	$1,220.85

Class GP (325.0000 and 0.0000 units outstanding at September 30, 2015 and 2014, respectively)	$1,022.82	—	$1,022.82	—

Net income (loss) per unit
Class A*	$(8.69)	$(5.06)	$29.40	$2.23

Class D*	$(5.19)	$(1.39)	$42.02	$16.72

Class GP**	$5.33	—	$22.82	—

Weighted average units outstanding
Class A	77,836.5491	119,317.5476	88,568.5620	127,568.5069

Class D	754.6927	6,448.1443	2,591.1083	6,448.8933

Class GP**	325.0000		325.0000

*	Based on change in net asset value per unit.
**	Class GP commenced on May 1, 2015 (325.0000 shares).

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2014	$125,736,962	108,542.7439	$7,560,409	6,295.0450	$—	—	$133,297,371	114,837.7889
Net Income (loss)	3,088,695	—	224,352	—	7,416	—	3,320,463	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Subscriptions - General Partner	—	—	—	—	325,000	325.0000	325,000	325.0000
Redemptions - Limited Partners	(38,726,731)	(32,689.4571)	(5,321,024)	(4,304.6126)	—	—	(44,047,755)	(36,994.0697)
Redemptions - General Partner	—	—	(1,525,629)	(1,235.7397)	—	—	(1,525,629)	(1,235.7397)

Partners’ capital at September 30, 2015	$90,098,926	75,853.2868	$938,108	754.6927	$332,416	325.0000	$91,369,450	76,932.9795

	Class A		Class D				Total
	Amount	Units	Amount	Units			Amount	Units
Partners’ capital at December 31, 2013	$160,520,962	136,148.6869	$7,683,094	6,380.6240			$168,204,056	142,529.3109
Net Income (loss)	407,257	—	104,723	—			511,980	—
Subscriptions - Limited Partners	5,415,017	4,572.0570	1,200,000	997.0700			6,615,017	5,569.1270
Redemptions - Limited Partners	(31,528,637)	(26,590.6310)	(1,052,561)	(876.2250)			(32,581,198)	(27,466.8560)
Redemptions - General Partners	—	—	(249,973)	(206.4240)			(249,973)	(206.4240)

Partners’ capital at September 30, 2014	$134,814,599	114,130.1129	$7,685,283	6,295.0450			$142,499,882	120,425.1579

*	Class GP commenced on May 1, 2015.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

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

All of the trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”), an affiliate of the General Partner, using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2015.

On June 15, 2011, the Partnership began offering “Class A” Redeemable Units and “Class D” Redeemable Units pursuant to the offering memorandum. All outstanding Redeemable Units on June 15, 2011 were designated Class A Redeemable Units. The rights, powers, duties and obligations associated with the investment in Class A Redeemable Units were not changed. On October 1, 2011, the first Class D Redeemable Units were issued to limited partners of the Partnership (each a “Limited Partner”). Class A Redeemable Units and Class D Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a Limited Partner receives will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Class A Redeemable Units or Class D Redeemable Units to investors in its sole discretion. On May 1, 2015, a new share class of units of general partner interest “Class GP” was initiated to accept an investment from the General Partner.

During the six months ended September 30, 2015, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

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

        Effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

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

September 30, 2015

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015 and December 31, 2014, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges. During the three and nine months ended September 30, 2015, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. and Wells Fargo.

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

The Partnership’s investments in U.S. government securities as of September 30, 2015 consist of short term U.S. Treasury bills (“T-Bills”). The T-Bills are reported at amortized cost, which approximates fair value.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and, based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3.    Financial Highlights:

Changes in net asset value per unit for each Class for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$11.22	$11.68	$12.97	$13.39	$84.02	$87.35	$59.71	$61.33
Interest Income	0.11	0.12	0.02	0.03	0.15	0.16	0.14	0.15
Expenses	(20.02)	(16.99)	(18.05)	(14.81)	(54.77)	(45.49)	(57.62)	(44.76)

Increase (decrease) for the period	(8.69)	(5.19)	(5.06)	(1.39)	29.40	42.02	2.23	16.72
Net asset value per unit, beginning of period	1,196.50	1,248.22	1,186.30	1,222.24	1,158.41	1,201.01	1,179.01	1,204.13

Net asset value per unit, end of period	$1,187.81	$1,243.03	$1,181.24	$1,220.85	$1,187.81	$1,243.03	$1,181.24	$1,220.85

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

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class C
Ratios to Average Net Assets:*
Net investment income (loss)	(6.6)%	(5.3)%	(6.1)%	(4.9)%	(6.2)%	(5.6)%	(6.6)%	(5.2)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	0%

Net investment income (loss) before allocation to Special Limited Partner**	(6.6)%	(5.3)%	(6.1)%	(4.9)%	(6.2)%	(5.6)%	(6.6)%	(5.2)%

Operating expenses	6.7%	5.4%	6.1%	4.9%	6.2%	5.6%	6.6%	5.2%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Total expenses	6.7%	5.4%	6.1%	4.9%	6.2%	5.6%	6.6%	5.2%

Total return:
Total return before allocation to Special Limited Partner	(0.7)%	(0.4)%	(0.4)%	(0.1)%	2.5%	3.5%	0.2%	1.4%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(0.7)%	(0.4)%	(0.4)%	(0.1)%	2.5%	3.5%	0.2%	1.4%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using each Limited Partner’s share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended September 30, 2015 and 2014 were 1,956 and 6,335, respectively. The monthly average number of option contracts held during the nine months ended September 30, 2015 and 2014 were 2,456 and 8,301, respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables summarize the valuation of the Partnership’s investments at September 30, 2015 and December 31, 2014, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
September 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$778,500	$—	$778,500	$(778,500)	$—	$—

Total assets	778,500	—	778,500	(778,500)	—	—

Liabilities
Options premium received	$(823,025)	$—	$(823,025)	$778,500	$—	$(44,525)

Total liabilities	(823,025)	—	(823,025)	778,500	—	(44,525)

Net fair value						$(44,525)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$1,724,250	$—	$1,724,250	$(1,724,250)	$—	$—

Total assets	1,724,250	—	1,724,250	(1,724,250)	—	—

Liabilities
Options premium received	$(2,544,813)	$—	$(2,544,813)	$1,724,250	$—	$(820,563)

Total liabilities	(2,544,813)	—	(2,544,813)	1,724,250	—	(820,563)

Net fair value						$(820,563)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2015 and December 31, 2014.

	September 30, 2015
Assets
Options Purchased
Indices	$778,500

Total options purchased	$778,500	*

Liabilities
Options Premium Received
Indices	$(823,025)

Total options premium received	$(823,025	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2014
Assets
Options Purchased
Indices	$1,724,250

Total options purchased	$1,724,250	*

Liabilities
Options Premium Received
Indices	$(2,544,813)

Total options premium received	$(2,544,813	)**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2015		2014		2015		2014
Indices	$965,965		$1,627,323		$8,241,105		$8,160,119

Total	$965,965	***	$1,627,323	***	$8,241,105	***	$8,160,119	***

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of forwards and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015 and December 31, 2014, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total September 30, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$43,989,707	$43,989,707	$—	$—
Options purchased	778,500	778,500	—	—

Total assets	44,768,207	44,768,207	—	—

Liabilities
Options premium received	$823,025	$823,025	$—	$—

Total liabilities	823,025	823,025	—	—

Net fair value	$43,945,182	$43,945,182	$—	$—

	Total December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,724,250	$1,724,250	$—	$—

Total assets	1,724,250	1,724,250	—	—

Liabilities
Options premium received	$2,544,813	$2,544,813	$—	$—

Total liabilities	2,544,813	2,544,813	—	—

Net fair value	$(820,563)	$(820,563)	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2015

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

September 30, 2015

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

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

7.     Subsequent Events:

The General Partner evaluated events that occured after the balance sheet date but before financial statements were issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account, (consisting of cash and cash margin, due from broker, and options purchased at fair value), U.S. government securities at fair value, cash, and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2015.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, the Partnership’s capital decreased 31.5% from $133,297,371 to $91,369,450. This decrease was attributable to redemptions of 32,689.4571 Class A Redeemable Units totaling $38,726,731 and redemptions of 5,540.3523 Class D Redeemable Units totaling $6,846,653. This decrease was partially offset by a net gain of $3,320,463, coupled with subscriptions of 325.0000 Class GP units totaling $325,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per Class A unit decreased 0.7% from $1,196.50 to $1,187.81, as compared to a decrease of 0.4% in the third quarter of 2014. During the Partnership’s third quarter of 2015, the net asset value per Class D unit decreased 0.4% from $1,248.22 to $1,243.03, as compared to a decrease of 0.1% in the third quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $965,965. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $1,627,323. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

Gains were achieved in July as volatility in China impacted global markets. This moderate volatility allowed the Partnership to record gains on its ratio put spread positions. August and September saw losses as the volatility in US equity markets caused the Partnership to aggressively reduce risk and incur the expense of doing so. That excessive volatility led the Partnership to continue being risk-averse through the end of the quarter.

During the Partnership’s nine months ended September 30, 2015, the net asset value per Class A unit increased 2.5% from $1,158.41 to $1,187.81, as compared to an increase of 0.2% in the nine months ended September 30, 2014. During the Partnership’s nine months ended September 30, 2015, the net asset value per Class D unit increased 3.5% from $1,201.01 to $1,243.03, as compared to an increase of 1.4% in the nine months ended September 30, 2014. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $8,241,105. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $8,160,119. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the nine months ended September 30, 2015, the Partnership recorded gains in the trading of S&P 500® Index options. The most significant gains came during July as the dramatic volatility in the Chinese stock market caused US equity markets to be somewhat unstable. This moderate volatility allowed the Partnership to record gains on its ratio put spread positions. Similarly, gains were also recorded in January, March, April and June from the Partnership’s ratio put spread positions. The fund incurred losses in August as the volatility in U.S. equity markets caused the Partnership to aggressively reduce risk resulting in additional trading expenses. Minimal losses were also taken in February, and May due to constrained intra-month volatility resulting from ongoing global central bank manipulation. September’s nominal loss was due to the Partnership’s continued risk-averse positioning following the dramatic market swings experienced in August.

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

Interest income beginning April 1, 2015 is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in U.S. Treasury bills. Prior to that date, during prior periods included in this report, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three and nine months ended September 30, 2015 increased and decreased by $5,465 and $6,426, respectively, as compared to the corresponding periods in 2014. The increase in the three months ended September 30, 2015 in interest income is due to a greater percentage of assets earning interest and higher U.S. Treasury bill rates. The decrease in interest income for the nine months ended September 30, 2015 is due to lower average net assets during the period and lower U.S. Treasury bill rates, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership has no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $437,824 and $1,819,910, respectively, as compared to the corresponding periods in 2014. This decrease is primarily due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees (i) from an annual rate of 3.75% to an annual rate of 2.50% and further reduced to an annual rate of 2.00% for Class A Redeemable Units and (ii) from an annual rate of 1.50% to an annual rate of 1.25% and further reduced to an annual rate of 0.75% for Class D Redeemable Units effective April 1, 2014 and October 1, 2014, respectively, as disclosed in Note 1 of the Financial Statements.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended September 30, 2015 decreased by $41,548, as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three months ended September 30, 2015, as compared to the corresponding period in 2014. Clearing fees for the nine months ended September 30, 2015 decreased by $446,239, as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the nine months ended September 30, 2015, as compared to the corresponding period in 2014. All clearing fees are borne by the Partnership.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 decreased by $272,354 and $758,610, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2015 increased by $50,188 and $217,585, respectively, as compared to the corresponding periods in 2014. The increase in administrative fees is due to an increase in administrative fees from an annual rate of 0.50% to an annual rate of 1.00% effective October 1, 2014, as disclosed in Note 1 of the Financial Statements.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2015 and 2014. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended September 30, 2015 and the twelve months ended December 31, 2014. All open contracts trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

As of September 30, 2015, the Partnership’s total capital was $91,369,450.

September 30, 2015

			Three months ended September 30, 2015**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$8,337,117	9.12%	$44,389,181	$3,022,963	$10,977,439

Total	$8,337,117	9.12%

As of December 31, 2014, the Partnership’s total capital was $133,297,371.

December 31, 2014

			Twelve months ended December 31, 2014**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$18,102,669	13.58%	$60,906,507	$763,829	$24,496,155

Total	$18,102,669	13.58%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, there were no subscriptions of Class A or Class D Redeemable Units.

Proceeds of net offering were used in the trading of commodity interests including futures contracts and options.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	2,882.1720	$1,219.9787	—	N/A	N/A	N/A
August 1, 2015 – August 31, 2015	582.0920	$1,192.7054	—	N/A	N/A	N/A
September 1, 2015 – September 30, 2015	634.4770	$1,187.8052	—	N/A	N/A	N/A
Total	4,098.7410	$1,211.1249	—	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	November 16, 2015