Form 10-K
period 2015-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2016-03-29
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-52603

MANAGED FUTURES PREMIER WARRINGTON L.P.

(Exact name of registrant as specified in its charter)

New York	20-3845577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Warrington GP, LLC 200 Crescent Court, Suite 520

Dallas, Texas 75201

(Address and Zip Code of principal executive offices)

(214) 230-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Redeemable Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Limited Partnership Redeemable Units with an aggregate value of $95,662,971 of Class A and $942,021 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 69,721.43 Limited Partnership Class A Redeemable Units were outstanding and 754.69 Limited Partnership Class D Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.	Business.

(a)	General Development of Business.

Managed Futures Premier Warrington L.P. (formerly known as Warrington Fund L.P.) (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and option contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may also trade in additional sectors including U.S. Treasury bonds and currencies. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and General Partner (as defined below) contributions and redemptions for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 25 under “Item 8. Financial Statements and Supplementary Data.”

Effective as of the close of business on March 31, 2015, Warrington GP, LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is beneficially owned by Scott C. Kimple. Warrington Advisors, LLC is the Managing Member of the General Partner, which is ultimately controlled by Scott C. Kimple. From inception to the close of business on March 31, 2015, Ceres Managed Futures LLC, a Delaware limited liability company, acted as the general partner (“CMF GP”) and commodity pool operator of the Partnership. On January 9, 2015, Scott C. Kimple proposed in a Proxy Statement, which was filed with the Securities and Exchange Commission (the “SEC”) and distributed to Limited Partners (defined below), that Warrington GP, LLC become the new general partner of the Partnership. The requisite number of each class of limited partnership interests approved the proposals described in the Proxy Statement, and, as a result, Warrington GP, LLC became the new general partner of the Partnership effective as of the close of business on March 31, 2015. CMF GP withdrew as the general partner of the Partnership immediately following Warrington GP, LLC becoming the Partnership’s new general partner. References to the “General Partner” herein refer to Warrington GP, LLC and/or CMF GP, as the context requires.

Effective as of the close of business on March 31, 2015, Warrington SLP, LP, a Delaware limited liability company and an affiliate of the General Partner, became a special limited partner of the Partnership (the “Special Limited Partner”) and receives a quarterly profit share allocation from the Partnership, subject to a high water mark.

All of the trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”), an affiliate of the General Partner, using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary trading program. A description of the trading activities and focus of the Advisor is included on page 10 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2015.

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

During the nine months ended December 31, 2015, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

During prior periods included in this report, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant, and Citigroup Global Markets Inc. (“CGM”) also served as commodity brokers.

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the nine months ended December 31, 2015, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo. During the first quarter of 2015 and prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. and/or CGM.

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

Under the limited partnership agreement of the Partnership, as amended or restated from time to time (the “Limited Partnership Agreement”), the General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 2% (1% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit of any Class decreases to less than $400 as of the close of trading on any business day; or under certain other circumstances as defined in the Limited Partnership Agreement. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector allocation for the Partnership was 100% indices.

The Advisor, which is controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into an investment management agreement with the Advisor (the “Management Agreement”). The Advisor makes all commodity trading decisions for the Partnership and is not affiliated with Wells Fargo, MS&Co. or CGM.

The Advisor is not responsible for the organization of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly advisory fee equal to 1/12 of 2.00% (2% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating advisory fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement continues in effect until the earlier of the dissolution of the Partnership or termination upon notice by any party thereunder.

In addition, the Special Limited Partner receives a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which shall be equal to 20% of new trading profits, as defined in the Limited Partnership Agreement, earned for each outstanding Class by the Advisor on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner unit equivalents. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Effective April 1, 2015, the Partnership entered into the Wells Fargo Customer Agreement. The Partnership has terminated the CGM Customer Agreement and the MS&Co. Customer Agreement.

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

Under the MS&Co. Customer Agreement, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees”) directly. During the term of the MS&Co. Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts.

Under the Wells Fargo Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees,” and together with the CGM clearing fees and the MS&Co. clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wells Fargo is in segregated bank accounts to the extent required by CFTC regulations. Wells Fargo has agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day Treasury bill rate. The Wells Fargo Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Wells Fargo Customer Agreement may generally be terminated upon notice by either party.

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

Effective April 1, 2014, the monthly ongoing selling agent fee was (i) reduced from an annual rate of 3.75% to an annual rate of 2.50% of month-end Net Assets for Class A Redeemable Units and (ii) reduced from an annual rate of 1.50% to an annual rate of 1.25% of month-end Net Assets for Class D Redeemable Units.

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

The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2015, was $88,330,055.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing, ongoing selling agent and advisory fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s Advisor are affiliates;

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

Item 2.	Properties.

The Partnership does not own or lease any properties.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, the General Partner or its affiliates.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2016, was 877 for Class A Units and 3 for Class D Units.

(c)	Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2015, there were no subscriptions of Class A or Class D Redeemable Units . For the twelve months ended December 31, 2014, there were subscriptions of 9,161.8830 Class A Redeemable Units totaling $10,829,323 and 997.0700 Class D Redeemable Units totaling $1,200,000. For the twelve months ended December 31, 2013, there were subscriptions of 32,776.2620 Class A Redeemable Units totaling $39,407,749 and 1,495.7910 Class D Redeemable Units totaling $1,800,000.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 – October 31, 2015	637.2530	$1,178.4356	N/A	N/A
November 1, 2015 – November 30, 2015	441.8980	$1,182.1907	N/A	N/A
December 1, 2015– December 31, 2015	1,198.3810	$1,183.2337	N/A	N/A
	2,277.5320	$1,181.6888

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6.	Selected Financial Data.

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 of this report. Amounts included in the tables related to income statement data and balance sheet data are derived from the audited financial statements.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $2,702,292, $5,422,807, $7,742,426, $6,847,695, and $7,997,037, and respectively	$6,456,463	$2,045,998	$(2,234,305)	$21,253,335	$19,737,457
Interest income	28,030	23,637	48,977	78,662	55,206

	$6,484,493	$2,069,635	$(2,185,328)	$21,331,997	$19,792,663

Net income (loss) before allocation to Special Limited Partner	$2,972,403	$(2,275,145)	$(6,770,464)	$17,063,226	$14,847,452

Allocation to Special Limited Partner	$—	$—	$—	$—	$—

Net income (loss) after allocation to Special Limited Partner	$2,972,403	$(2,275,145)	$(6,770,464)	$17,063,226	$14,847,452

Increase (decrease) in net asset value per unit:
Class A	$24.82	$(20.60)	$(48.59)	$124.99	$86.83

Class D	$41.13	$(3.12)	$(21.65)	$149.36	$76.42	*

Class GP	$31.72	$—	$—	$—	$—

Net asset value per unit
Class A	$1,183.23	$1,158.41	$1,179.01	$1,227.60	$1,102.61

Class D	$1,242.14	$1,201.01	$1,204.13	$1,225.78	$1,076.42

Class GP	$1,031.72	$—	$—	$—	$—

Total assets	$90,321,212	$142,016,474	$172,141,851	$171,466,758	$166,776,456

*	For the period October 1, 2011 (commencement of offering) to December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aims to achieve capital appreciation through speculative trading, directly and indirectly, primarily in the U.S. market for stock indices. The Partnership may, however, also trade in additional sectors including U.S. Treasury bonds and currencies. The Partnership may employ futures and option contracts in those markets. Additionally, the Partnership does not currently intend to, but may in the future, employ spot and forward contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. In conjunction with the Partnership’s third party administrator, the accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

While the Partnership has the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the futures and cleared swaps agreement and other arrangements with the commodity broker are fair, reasonable, and competitive.

The Advisor trades primarily futures contracts and options on futures contracts on the S&P 500 Index. The Advisor’s trading strategy, however, may also include the trading of additional commodity interests such as U.S. Treasury bonds and currencies. Currently, the Advisor limits its trading to listed futures and options on futures contracts on U.S. futures and option exchanges.

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

The trading methods and strategies are designed to preserve original equity. Each trade is analyzed using a mathematical pricing model to determine if its potential return justifies the attendant risk. Risk management techniques emphasize low standard deviation trades over those that appear to have greater risk. The Advisor’s Strategic Trading Program (formerly, the “Core Trading Program”), the Advisor’s proprietary, systematic program, attempts to limit the equity at risk on each trade and in each market. The Advisor will attempt to minimize the risks associated with adverse moves in either price or volatility through various hedging techniques. The specific method or extent of hedging at any time will be determined subjectively by the Advisor. There is no assurance that hedging techniques will be effective in reducing risk.

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

Liquidity

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and U.S. government securities at fair value), and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year ended December 31, 2015.

To minimize the risk relating to low margin deposits, the Partnership follows certain trading policies, including:

(i)	The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to the Advisor.

(iii)	The Partnership will not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(iv)	The Partnership will not utilize borrowings other than short-term borrowings if the Partnership takes delivery of any cash commodities.

(v)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The terms “spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vi)	The Partnership will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 23.8%.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods, as Wells Fargo, MS&Co. and/or CGM or their affiliates were counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wells Fargo, MS&Co. and/or CGM, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wells Fargo.

The Partnership’s trading will be concentrated in exchange-traded futures and options on the S&P 500 Index. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

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

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to the financial statements.)

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

Capital Resources

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which the Partnership had no control.

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2015, the Partnership’s capital decreased 33.7% from $133,297,371 to $88,330,055. This decrease was attributable to redemptions of 34,966.9891 Class A Redeemable Units totaling $41,418,066 and redemptions of 5,540.3523 Class D Redeemable Units totaling $6,846,653. This decrease was partially offset by net income of $2,972,403, coupled with subscriptions of 325.0000 Class GP units totaling $325,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Accounting Policies” of “Item 8. Financial Statements and Supplementary Data.”

Partnerships Fair Value Measurements. The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

For the year ended December 31, 2015 the net asset value per Class A unit increased 2.1% from $1,158.41 to $1,183.23. For the year ended December 31, 2015, the net asset value per Class D unit increased 3.4% from $1,201.01 to $1,242.14. For the year ended December 31, 2014 the net asset value per Class A unit decreased 1.8% from $1,179.01 to $1,158.41. For the year ended December 31, 2014, the net asset value per Class D unit decreased 0.3% from $1,204.13 to $1,201.01. For the year ended December 31, 2013, the net asset value per Class A unit decreased 4.0% from $1,227.60 to $1,179.01. For the year ended December 31, 2013, the net asset value per Class D unit decreased 1.8% from $1,225.78 to $1,204.13

The Partnership experienced a net trading gain of $9,158,755 before fees and expenses for the year ended December 31, 2015. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts. The net trading gain or loss for the Partnership is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

During 2015, the Partnership recorded an increase in Net Asset Value per unit as trading profits recorded during January, March, June, July, November and December, were offset by trading losses incurred in February, April, May, and August through October. The most significant losses were incurred during August as volatile price action in the S&P 500 Index negatively impacted the Partnership’s ratio put spread positions. In February, April, May, September, and October, the trading losses were much smaller. The Partnership’s losses in those months were offset by trading gains achieved during four of the first seven months of the year, as moderate volatility was present in equity markets. Concerns over the timing of the U.S. Federal Reserve (the “Fed”) ending its “Zero Interest Rate Policy” continued to induce volatility into markets. Additional small trading gains were recorded in November and December.

The Partnership experienced a net trading gain of $7,468,805 before fees and expenses for the year ended December 31, 2014. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts.

During 2014, the Partnership recorded a loss in Net Asset Value per unit as trading profits recorded during January through May and in July, September and December, were offset by trading losses incurred in June, August, October and November. The most significant losses were incurred during October as volatile price action in the S&P 500 Index negatively impacted the Partnership’s ratio put spread positions. The Partnership’s loss during August was due to the accrued costs of adjusting ratio put spread options in an attempt to capture a retracement in the advancing stock market. Additional losses were incurred during June as limited volatility in the S&P 500 Index provided the Partnership with limited trading opportunities for its mean-reversion trading methods. Smaller losses were also incurred by the Partnership during November. The Partnership’s losses for the year were offset by trading gains achieved during March as the Partnership was able to profitably close out its ratio put spreads after newly appointed Fed Chairwoman Janet Yellen stated that hikes in the Federal Funds rate might occur six months after the end of the current “Quantitative Easing”, much earlier than analysts’ previous forecasts. During September gains were experienced as the Partnership’s ratio put spread positions were able to take advantage of bearish movements of the S&P 500 Index. Additional gains were recorded during April as the Partnership was able to capitalize on moderate volatility in the S&P 500 Index and used the up and down moves to realize a gain in profits. Gains were also recorded during February as the value of the S&P 500 sharply declined early in the month benefitting the Partnership’s option positions. Smaller gains were recorded during May and December.

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

Interest income beginning April 1, 2015 is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in U.S. Treasury bills. Prior to that date and during prior periods included in this report, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by MS&Co. or CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the 4-week U.S. Treasury bill discount rate. Interest income for the three and twelve months ended December 31, 2015 increased by $10,820 and $4,393, respectively, as compared to the corresponding periods in 2014. The increase in interest income is due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership, Wells Fargo, MS&Co. and CGM had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and twelve months ended December 31, 2015 decreased by $241,254 and $2,061,164, respectively, as compared to the corresponding periods in 2014. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014, as well as reductions in ongoing selling agent fees (i) from an annual rate of 3.75% to an annual rate of 2.50% and further reduced to an annual rate of 2.00% for Class A Redeemable Units and (ii) from an annual rate of 1.50% to an annual rate of 1.25% and further reduced to an annual rate of 0.75% for Class D Redeemable Units effective April 1, 2014 and October 1, 2014, respectively, as disclosed in Note 1, “Partnership Organization” of “Item 8. Financial Statements and Supplementary Data.”

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended December 31, 2015 decreased by $78,666, as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three months ended December 31, 2015, as compared to the corresponding period in 2014. Clearing fees for the twelve months ended December 31, 2015 decreased by $659,351, as compared to the corresponding period in 2014. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the twelve months ended December 31, 2015, as compared to the corresponding period in 2014. All clearing fees are borne by the Partnership.

Advisory/management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory/management fees for the three and twelve months ended December 31, 2015 decreased by $261,844 and $1,020,452, respectively, as compared to the corresponding periods in 2014. The decrease in advisory/management fees is due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2015 decreased and increased by $130,922 and $86,664, respectively, as compared to the corresponding periods in 2014. The decrease in administrative fees for the three months ended December 31, 2015 is due to lower average net assets during the period as compared to the corresponding period in 2014. The increase in administrative fees for the twelve months ended December 31, 2015 is due to an increase in administrative fees rate from an annual rate of 0.50% to an annual rate of 1.00% effective October 1, 2014, as disclosed in Note 1, “Partnership Organization” of “Item 8. Financial Statements and Supplementary Data.”

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There were no profit share allocations made for the three and twelve months ended December 31, 2015 and 2014. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2015 and 2014 were $309,868 and $197,316, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2015 and 2014 were $83,139 and $94,593, respectively.

The Partnership experienced a net trading gain of $5,508,121 before fees and expenses for the year ended December 31, 2013. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts.

During 2013, the Partnership recorded trading gains in S&P 500 Index options. The most significant gains were recorded during August as growing concerns over a “taper” of asset purchases by the Fed helped push S&P 500 Index prices lower, benefiting the Partnership’s end-of-month options positions. Further gains were recorded from ratio put spread positions in the S&P 500 Index during February as equity markets sold off in the United States during the latter half of the month on concerns that the Fed would abandon its “quantitative easing” programs sooner-than-expected. Gains were also recorded during March as ratio put spread positions benefited from a selloff in the S&P 500 Index. During December, further gains were achieved from ratio put spreads early in the month as S&P 500 Index prices fell in anticipation of the Fed formally announcing an end to its monthly bond purchasing plan. The Partnership’s gains were offset by trading losses during June as ratio put spread positions were negatively impacted as the S&P 500 Index generally declined during the month due to concerns about the end of “quantitative easing” by the Fed. Further losses were incurred during May from long ratio put spread positions in the S&P 500 Index as prices generally rallied during the month. Losses were also incurred September as bearish ratio put spread positions in the S&P 500 Index negatively impacted performance as the S&P 500 Index rallied due to the Fed deciding not to “taper” their asset purchase program. During November, smaller losses were incurred from put spread positions as S&P 500 index prices advanced throughout the month despite speculation that the Fed would announce that it would begin to taper its stimulus measures.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of the markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Off-balance Sheet Arrangements. None.

Contractual Obligations. None.

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

The fair value of the Partnership’s futures and forward contracts does not have any optionality component. However, the Advisor does trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2015, the Partnership’s total capitalization was $88,330,055.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$8,235,238	9.32%	$50,682,385	$0	$24,620,116

Total	$8,235,238	9.32%

As of December 31, 2014, the Partnership’s total capitalization was $133,297,371.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$18,102,669	13.58%	$60,906,507	$763,829	$24,496,155

Total	$18,102,669	13.58%

*	Annual average of month-end Value at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015, by market sector.

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

MANAGED FUTURES PREMIER WARRINGTON L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Condensed Schedules of Investments at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements.

To the Limited Partners of

Managed Futures Premier Warrington L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Warrington L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Warrington L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, New Jersey

March 29, 2016

Management’s Report on Internal Control Over Financial Reporting

The management of Managed Futures Premier Warrington L.P. (the “Partnership”), Warrington GP, LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Cash (Note 3c)	$39,087,067	$122,188,891
Cash margin (Note 3c)	8,235,238	18,102,669
Options purchased, at fair value (cost $— and $921,500 at December 31, 2015 and 2014, respectively)	—	1,724,250

	47,322,305	142,015,810
Investments in securities, at fair value (cost $42,989,200 and $— at December 31, 2015 and 2014, respectively)	42,998,907	—
Interest receivable (Note 3c)	—	664

Total assets	$90,321,212	$142,016,474

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $37,013 and $1,415,498 at December 31, 2015 and 2014, respectively)	$26,475	$2,544,813
Accrued expenses:
Ongoing selling agent fees (Note 3c)	148,950	224,533
Advisory fees (Note 3b)	149,395	231,830
Administrative fees (Note 3a)	74,697	115,915
Professional fees	141,155	102,288
Clearing fees due to MS&Co	—	6,979
Other	32,520	39,915
Redemptions payable (Note 5)	1,417,965	5,452,830

Total liabilities	1,991,157	8,719,103

Partners’ Capital (Notes 1 and 5):
General Partner, Class GP, (325.0000 and 0.0000 unit equivalents outstanding at December 31, 2015 and 2014, respectively)	335,308	—
General Partner, Class D, (0.0000 and 1,235.7397 unit equivalents outstanding at December 31, 2015 and December 31, 2014, respectively)	—	1,484,135
Limited Partners, Class A, (73,575.7548 and 108,542.7439 Redeemable Units outstanding at December 31, 2015 and 2014, respectively)	87,057,316	125,736,962
Limited Partners, Class D, (754.6927 and 5,059.3053 Redeemable Units outstanding at December 31, 2015 and 2014, respectively)	937,431	6,076,274

Total partners’ capital	88,330,055	133,297,371

Total liabilities and partners’ capital	$90,321,212	$142,016,474

Net asset value per unit:
Class A	$1,183.23	$1,158.41

Class D	$1,242.14	$1,201.01

Class GP	$1,031.72	$—

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2015

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States
Government
Treasury Bill 0% due January 28, 2016	11,000,000	$10,998,809	12.45%
Treasury Bill 0% due March 3, 2016	10,000,000	9,998,425	11.32
Treasury Bill 0% due March 31, 2016	11,007,200	11,001,635	12.46
Treasury Bill 0% due May 5, 2016	11,011,600	11,000,038	12.45

Total investments in U.S. government securities at fair value (cost $42,989,200)		42,998,907	48.68

	Number of Contracts
Options Premium Received
Indices
Calls	843	(26,475)	(0.03)

Total options premium received		$(26,475)	(0.03)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income (Note 3c)	$28,030	$23,637	$48,977

Expenses:
Ongoing selling agent fees (Note 3c)	2,053,315	4,114,479	6,293,281
Clearing fees	648,977	1,308,328	1,449,145
Advisory fees (Note 3b)	2,079,389	3,099,841	3,433,484
Administrative fees (Note 3a)	1,039,694	953,030	858,372
Professional fees	309,868	197,316	216,944
Other	83,139	94,593	76,336

Total expenses	6,214,382	9,767,587	12,327,562

Net investment income (loss)	(6,186,352)	(9,743,950)	(12,278,585)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	8,821,652	8,351,822	6,857,857
Change in net unrealized gains (losses) on open contracts	337,103	(883,017)	(1,349,736)

Total trading results	9,158,755	7,468,805	5,508,121

Net income (loss)	$2,972,403	$(2,275,145)	$(6,770,464)

Net income (loss) allocation by class:
Class A	$2,738,420	$(2,254,994)	$(6,653,977)

Class D	$223,675	$(20,151)	$(116,487)

Class GP	$10,308	$—	$—

Net income (loss) per unit (Note 6):*
Class A	$24.82	$(20.60)	$(48.59)

Class D	$41.13	$(3.12)	$(21.65)

Class GP	$31.72	$—	$—

Weighted average units outstanding:
Class A	85,246.71	124,591.38	137,630.14

Class D	2,132.00	6,410.43	6,181.11

Class GP	325.00	—	—

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2012	$160,930,934	131,093.45	$7,336,345	5,985.02	$—	—	$168,267,279	137,078.47
Net Income (loss)	(6,653,977)	—	(116,487)	—	—	—	(6,770,464)	—
Subscriptions — Limited Partners	39,407,749	32,776.26	1,800,000	1,495.79	—	—	41,207,749	34,272.05
Redemptions — Limited Partners	(33,163,744)	(27,721.02)	(1,336,764)	(1,100.19)	—	—	(34,500,508)	(28,821.21)

Partners’ capital at December 31, 2013	160,520,962	136,148.69	7,683,094	6,380.62	—	—	168,204,056	142,529.31
Net Income (loss)	(2,254,994)	—	(20,151)	—	—	—	(2,275,145)	—
Subscriptions — Limited Partners	10,829,323	9,161.88	1,200,000	997.07	—	—	12,029,323	10,158.95
Redemptions — Limited Partners	(43,358,329)	(36,767.83)	(1,052,561)	(876.22)	—	—	(44,410,890)	(37,644.05)
Redemptions — General Partner	—	—	(249,973)	(206.42)	—	—	(249,973)	(206.42)

Partners’ capital at December 31, 2014	125,736,962	108,542.74	7,560,409	6,295.05	—	—	133,297,371	114,837.79
Net Income (loss)	2,738,420	—	223,675	—	10,308	—	2,972,403	—
Redemptions — Limited Partners	(41,418,066)	(34,966.99)	(5,321,024)	(4,304.61)	—	—	(46,739,090)	(39,271.60)
Subscriptions — General Partners			—	—	325,000	325.00	325,000	325.00
Redemptions — General Partner	—	—	(1,525,629)	(1,235.75)			(1,525,629)	(1,235.75)

Partners’ capital at December 31, 2015	$87,057,316	73,575.75	$937,431	754.69	$335,308	325.00	$88,330,055	74,655.44

Net Asset Value Per Unit:

	Class A	Class D	Class GP
2013	$1,179.01	$1,204.13	$—

2014	$1,158.41	$1,201.01	$—

2015	$1,183.23	$1,242.14	$1,031.72

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

1.	Partnership Organization:

Managed Futures Premier Warrington L.P. (formerly known as Warrington Fund L.P.) (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and option contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may also trade in additional sectors including U.S. Treasury bonds and currencies. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2015.

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

During the nine months ended December 31, 2015, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

During prior periods included in this report, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant, and Citigroup Global Markets Inc. (CGM) also served as commodity brokers.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

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

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the nine months ended December 31, 2015, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo. During the first quarter of 2015 and prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. and/or CGM.

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

b.	Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses.

c.	Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As such a rollforward of Level 3 derivative instruments was not presented, nor was a table presenting unobservable inputs used by management in the fair value measurement process. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Treasury bills	$42,998,907	$—	$42,998,907	$—

Total assets	42,998,907	—	42,998,907	—

Liabilities
Options premium received	$26,475	$26,475	$—	$—

Total liabilities	26,475	26,475	—	—

Net fair value	$42,972,432	$(26,475)	$42,998,907	$—

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$1,724,250	$1,724,250	$—	$—

Total assets	1,724,250	1,724,250	—	—

Liabilities
Options premium received	$2,544,813	$2,544,813	$—	$—

Total liabilities	2,544,813	2,544,813	—	—

Net fair value	$(820,563)	$(820,563)	$—	$—

d.	Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Options. The Partnership may purchase and write (sell) both exchange listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	United States Treasury Bills. The fair value of United States Treasury Bills (“T-Bills”) is determined monthly based on the T-Bills’ cost plus accrued interest, which approximates fair value.

h.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 2% (1% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The Advisor or one of its affiliates, all of which are controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into a management agreement (the “Management Agreement”) with the Advisor. As compensation for services, the Partnership pays the Advisor a monthly advisory fee equal to 1/12 of 2% (2% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating advisory fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

to the reduction of the current month’s advisory fee, profit share allocation, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by any party thereunder.

In addition, the Special Limited Partner receives a quarterly profit share allocation to its capital account in the Partnership in the form of Redeemable Units of the Partnership, the value of which shall be equal to 20% of new trading profits, as defined in the Limited Partnership Agreement, earned for each outstanding Class by the Advisor on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner unit equivalents. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of the markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Effective April 1, 2015, the Partnership entered into the Wells Fargo Customer Agreement, continuing services agreements with each of Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC and a selling agreement with Robert W. Baird & Co. Incorporated (“Baird”). The Partnership has terminated the CGM Customer Agreement and the MS&Co. Customer Agreement.

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

Under the MS&Co. Customer Agreement, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees”) directly. During the term of the MS&Co. Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2014, the amount of cash held for margin requirements was $18,102,669. MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate.

Under the Wells Fargo Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees,” and together with the CGM clearing fees and the MS&Co. clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wells Fargo is in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2015 the amount of cash held for margin requirements was $8,235,238. Wells Fargo has agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day Treasury bill rate. The Wells Fargo Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 1/6 of 1% (2% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. For the period from April 1, 2014 to September 30, 2014, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 5/24 of 1% (2.5% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.25% (1.25% per year) of month-end Net Assets for Class D Redeemable Units. Prior to April 1, 2014, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sold Redeemable

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, management fee, profit share allocation accrual, the administrative fee and other expenses and any redemptions or distributions as of the end of such month.

Under the continuing services agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Morgan Stanley Wealth Management (the “MS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. The fees paid to Morgan Stanley Wealth Management shall continue only for as long as the MS Interests remain outstanding.

Under the continuing services agreement with Credit Suisse Securities (USA) LLC, the Partnership pays Credit Suisse Securities (USA) LLC a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Credit Suisse Securities (USA) LLC (the “CS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. The fees paid to Credit Suisse Securities (USA) LLC shall continue only for as long as the CS Interests remain outstanding.

Under the selling agreement with Baird, the Partnership pays Baird a monthly ongoing selling agent fee equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. With respect to current Limited Partners that are customers of Baird, the Partnership shall pay Baird a monthly ongoing maintenance fee equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units for services provided to such current Limited Partners.

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

The Wells Fargo Customer Agreement with the Partnership gives, and the MS&Co. Customer Agreement and CGM Customer Agreement with the Partnership gave, the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC and brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All clearing fees paid to Wells Fargo and executing brokers, as applicable, are, and all clearing fees paid to MS&Co./CGM were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the years ended December 31, 2015 and 2014 were 2,643 and 7,149, respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2015 and 2014:

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Liabilities
Options premium received	$(26,475)	$—	$(26,475)	$—	$—	$(26,475)

Total liabilities	(26,475)	—	(26,475)	—	—	(26,475)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$1,724,250	$—	$1,724,250	$(1,724,250)	$—	$—

Total assets	1,724,250	—	1,724,250	(1,724,250)	—	—

Liabilities
Options premium received	$(2,544,813)	$—	$(2,544,813)	$1,724,250	$—	$(820,563)

Total liabilities	(2,544,813)	—	(2,544,813)	1,724,250	—	(820,563)

Net fair value						$(820,563)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2015 and 2014:

	2015	2014
Assets
Options Purchased
Indices	$—	$1,724,250

Total options purchased	$—	$1,724,250	*

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2015		2014
Liabilities
Options Premium Received
Indices	$(26,475)		$(2,544,813)

Total options premium received	$(26,475	)**	$(2,544,813	)**

**	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2015, 2014 and 2013.

Sector	2015		2014		2013
Indices	$9,158,755		$7,468,805		$5,508,121

	$9,158,755	***	$7,468,805	***	$5,508,121	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

6.	Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2015	2015 *	2014	2014	2014	2013	2013	2013
	Class A	Class D	Class GP	Class A	Class D	Class GP	Class A	Class D	Class GP
Net realized and unrealized gains (losses)	$96.20	$100.13	$39.33	$54.22	$55.66	$—	$37.93	$38.48	$—

Interest Income	0.34	0.36	0.27	0.17	0.19	—	0.36	0.37	—

Expenses and allocation to Special Limited Partner	(71.72)	(59.36)	(7.88)	(74.99)	(58.97)	—	(86.88)	(60.50)	—

Increase (decrease) for the period	24.82	41.13	31.72	(20.60)	(3.12)	—	(48.59)	(21.65)	—

Net asset value per unit, beginning of period	1,158.41	1,201.01	1,000.00	1,179.01	1,204.13	—	1,227.60	1,225.78	—

Net asset value per unit, end of period	$1,183.23	$1,242.14	$1,031.72	$1,158.41	$1,201.01	$—	$1,179.01	$1,204.13	$—

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

*	For the period May 1, 2015 through December 31, 2015.

	2015	2015	2015 *	2014	2014	2014	2013	2013	2013
	Class A	Class D	Class GP	Class A	Class D	Class GP	Class A	Class D	Class GP
Ratios to Average Net Assets:
Net investment income (loss)	(6.1)%	(5.4)%	(0.7)%	(6.5)%	(5.0)%	—%	(7.4)%	(5.1)%	—%

Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner**	(6.1)%	(5.4)%	(0.7)%	(6.5)%	(5.0)%	—%	(7.4)%	(5.1)%	—%

Operating expenses	6.1%	5.4%	0.8%	6.5%	5.1%	—%	7.4%	5.2%	—%

Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%	—%

Total expenses	6.1%	5.4%	0.8%	6.5%	5.1%	—%	7.4%	5.2%	—%

Total return :
Total return before allocation to Special Limited Partner	2.1%	3.4%	3.2%	(1.8)%	(0.3)%	—%	(4.0)%	(1.8)%	—%

Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	2.1%	3.4%	3.2%	(1.8)%	(0.3)%	—%	(4.0)%	(1.8)%	—%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods, as Wells Fargo, MS&Co. and/or CGM or their affiliates were counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wells Fargo, MS&Co. and/or CGM, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wells Fargo.

The Partnership’s trading will be concentrated in exchange-traded futures and options on the S&P 500 Index. Concentration in a limited number of commodity interests may subject the Partnership’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Partnership.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

8.	Subsequent Events:

Management has evaluated the impact of subsequent events through March 29, 2016, which is the date the financial statements were issued, and determined there were no subsequent events outside the normal course of business requiring adjustment to or disclosure in the financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2015

Selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$452,115	$224,155	$1,478,184	$4,330,039

Net income (loss) before allocation to Special Limited Partner	$(348,060)	$(602,138)	$608,008	$3,314,593
Net income (loss) after allocation to Special Limited Partner	$(348,060)	$(602,138)	$608,008	$3,314,593
Increase (decrease) in net asset value per unit Class A	$(4.58)	$(8.69)	$7.91	$30.18
Increase (decrease) in net asset value per unit Class D	$(0.89)	$(5.19)	$12.05	$35.16

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent fees and clearing fees including interest income	$(1,622,036)	$400,678	$1,454,705	$1,836,288

Net income (loss) before allocation to Special Limited Partner	$(2,787,125)	$(620,860)	$360,263	$772,577
Net income (loss) after allocation to Special Limited Partner	$(2,787,125)	$(620,860)	$360,263	$772,577
Increase (decrease) in net asset value per unit Class A	$(22.83)	$(5.06)	$1.95	$5.34
Increase (decrease) in net asset value per unit Class D	$(19.84)	$(1.39)	$5.82	$12.29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The executive officer of the General Partner is Scott C. Kimple (Sole Manager of the General Partner).

Scott C. Kimple, age 50, is the Founder, Principal, Sole Manager and Portfolio Manager of the Advisor. Mr. Kimple manages the Partnership’s portfolio. Mr. Kimple has been listed as a principal and registered as an associated person of the General Partner since December 15, 2014 and December 23, 2014, respectively, and listed as a principal and registered as an associated person of the Advisor since January 27, 2012 and January 30, 2012, respectively. Mr. Kimple also was registered as an associated person and listed as a principal of Warrington Mgt., L.P., a commodity trading advisor (“CTA”), from July 1995 until October 1996 and again from April 30, 1999 until April 24, 2013. Mr. Kimple also was a principal and an associated person of Warrington Advisors LLC, a CTA and commodity pool operator, from June 2008 through July 2011.

Mr. Kimple first traded commodity futures and options for his own account in July 1989 until April 1991. From April 1991 until June 2009, Mr. Kimple was employed by Citigroup Global Markets, Inc. (“CGM”), a futures commission merchant (“FCM”) and its predecessor firms, beginning as a trading assistant trading speculative positions in multiple futures and options markets. In July 1995, he was appointed Vice President/Financial Advisor. Mr. Kimple was registered as an associated person of CGM from July 1993 until June 2009. As of June 1, 2009, Mr. Kimple ended his registration as an associated person with CGM and became registered as an associated person of Morgan Stanley Smith Barney LLC (“MSSB”), also a FCM. Mr. Kimple was employed by MSSB from June 2009 until December 31, 2014. On December 31, 2014, Mr. Kimple withdrew as an associated person of MSSB, but will continue to be an associated person of both the Advisor and General Partner. As of January 1, 2015, Mr. Kimple has been employed by the Advisor, a CTA.

In May 1989, Mr. Kimple graduated from Southern Methodist University, Dallas, Texas, with a B.B.A. in Finance. In August 1990, he completed the MBA program at SMU’s Cox School of Business, with course emphasis in finance and derivative securities. During the third trimester, he pursued a credited, directed study with a Dallas-based CTA in derivative securities trading. This research provided the theoretical foundations for his current trading strategies. Mr. Kimple holds a Series 3 license and has previously held Series 7 and 63 licenses.

The Sole Manager of the General Partner is responsible for overall corporate governance of the General Partner. Under CFTC rules, the Sole Manager of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11.	Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2015, the General Partner earned $1,039,694 in administrative fees. As compensation for its services, the Partnership pays the Advisor advisory fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisor earned $2,079,389 in advisory fees. There was no profit share allocation earned by the Special Limited Partner for the year ended December 31, 2015. The Special Limited Partner will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class GP unit equivalents	General Partner	$ 335,308	0.4%

(c)	Changes in control.

None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.

(a)	Transactions with related persons.

None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)	Promoters and certain control persons. Wells Fargo, Baird, Credit Suisse Securities (USA) LLC, MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$142,400
2014	$50,400

(2)	Audit-Related Fees. None.

(3)	Tax Fees. In the last two fiscal years, Deloitte did not provide any professional service for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2015	$29,248
2014	$31,787

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Condensed Schedules of Investments at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

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

10.7

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

10.8

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Sole Manager).

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date: March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)
Warrington GP, LLC

Date: March 29, 2016