Form 10-Q
period 2016-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2016-05-16
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes -  No X

As of April 30, 2016, 67,877.3619 Limited Partnership Class A Redeemable Units were outstanding and 754.6927 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Cash	$27,275,159	$39,087,067
Cash margin	13,601,986	8,235,238
Options purchased, at fair value (cost $1,133,550 and $— at March 31, 2016 and December 31, 2015, respectively)	756,875	—

Total trading equity	41,634,020	47,322,305

Investments in U.S. government securities, at fair value (cost $41,992,315 and $42,989,200 at March 31, 2016 and December 31, 2015, respectively)	42,010,271	42,998,907

Total assets	$83,644,291	$90,321,212

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $1,133,550 and $37,013 at March 31, 2016 and December 31, 2015, respectively)	$724,437	$26,475
Accrued expenses:
Ongoing selling agent fees	136,673	148,950
Advisory fees	137,100	149,395
Administrative fees	68,550	74,697
Other	188,996	173,675
Redemptions payable	1,299,717	1,417,965

Total liabilities	2,555,473	1,991,157

Partners’ Capital:
General Partner, Class GP, (325.0000 and 325.0000 unit equivalents outstanding at March 31, 2016 and December 31, 2015, respectively)	333,909	335,308
Limited Partners, Class A (68,604.4732 and 73,575.7548 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively)	79,830,115	87,057,316
Limited Partners, Class D (754.6927 Redeemable Units outstanding at March 31, 2016 and December 31, 2015)	924,794	937,431

Total partners’ capital	81,088,818	88,330,055

Total liabilities and partners’ capital	$83,644,291	$90,321,212

Net asset value per unit:
Class A	$1,163.63	$1,183.23

Class D	$1,225.39	$1,242.14

Class GP	$1,027.41	$1,031.72

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due May 5, 2016	$11,011,600	$11,008,388	13.58%
Treasury Bill 0% due June 23, 2016	10,000,000	9,991,484	12.32
Treasury Bill 0% due July 28, 2016	10,016,300	10,003,056	12.34
Treasury Bill 0% due August 18, 2016	11,021,600	11,007,343	13.57

Total investments in U.S. government securities at fair value (cost $41,992,315)		$42,010,271	51.81

	Number of Contracts
Options Purchased
Indices
Puts	346	$756,875	0.93

Total options purchased		756,875	0.93

Options Premium Received
Indices
Puts	1384	(724,437)	(0.89)

Total options premium received		(724,437)	(0.89)

Net fair value		$32,438	0.04%

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2015

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due January 28, 2016	$11,000,000	$10,998,809	12.45%
Treasury Bill 0% due March 3, 2016	10,000,000	9,998,425	11.32
Treasury Bill 0% due March 31, 2016	11,007,200	11,001,635	12.46
Treasury Bill 0% due May 5, 2016	11,011,600	11,000,038	12.45

Total investments in U.S. government securities at fair value (cost $42,989,200)		$42,998,907	48.68

	Number of Contracts
Options Premium Received
Indices
Calls	843	$(26,475)	(0.03)

Total options premium received		$(26,475)	(0.03)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$41,406	$2,234

Expenses:
Ongoing selling agent fees	427,201	619,313
Clearing fees	124,045	203,513
Advisory fees	428,383	641,341
Administrative fees	214,191	320,670
Other	98,950	53,435

Total expenses	1,292,770	1,838,272

Net investment income (loss)	(1,251,364)	(1,836,038)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed contracts	(193,113)	4,824,068
Change in net unrealized gains (losses) on open contracts	21,900	326,563

Total trading results	(171,213)	5,150,631

Net investment income (loss)	(1,422,577)	3,314,593

Net income (loss) allocation by class:
Class A	$(1,408,541)	$3,095,241

Class D	$(12,637)	$219,352

Class GP**	$(1,399)	$—

Net asset value per unit
Class A (68,604.4732 and 90,373.8079 units outstanding at March 31, 2016 and 2015, respectively)	$1,163.63	$1,188.59

Class D (754.6927 and 907.2240 units outstanding at March 31, 2016 and 2015, respectively)	$1,225.39	$1,236.17

Class GP** (325.0000 and 0.0000 units outstanding at March 31, 2016 and 2015, respectively)	$1,027.41	$—

Net income (loss) per unit
Class A*	$(19.60)	$30.18

Class D*	$(16.75)	$35.16

Class GP**	$(4.31)	$—

Weighted average units outstanding
Class A	72,210.2082	102,176.0706

Class D	754.6927	6,213.0957

Class GP**	325.0000	—

*	Based on the change in net asset value per unit.
**	Class GP commenced on May 1, 2015 (325.0000 shares).

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Class A		Class D		Class GP*		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partner’s capital at December 31, 2015	$87,057,316	73,575.75	$937,431	754.69	$335,308	325.00	$88,330,055	74,655.44
Net Income (loss)	(1,408,541)	—	(12,637)	—	(1,399)	—	(1,422,577)	—
Redemptions - Limited Partners	(5,818,660)	(4,971.28)	—	—	—	—	(5,818,660)	(4,971.28)
Redemptions - General Partner	—	—	—	—	—	—	—	—

Partner’s capital at March 31, 2016	$79,830,115	68,604.47	$924,794	754.69	$333,909	325.00	$81,088,818	69,684.16

	Class A		Class D		Class GP*		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partner’s capital at December 31, 2014	$125,736,962	108,542.74	$7,560,409	6,295.05	—	—	$133,297,371	114,837.79
Net Income (loss)	3,095,241	—	219,352	—	—	—	3,314,593	—
Redemptions - Limited Partners	(21,414,887)	(18,168.94)	(5,132,678)	(4,152.08)	—	—	(26,547,565)	(22,321.02)
Redemptions - General Partner	—	—	(1,525,629)	(1,235.74)	—	—	(1,525,629)	(1,235.74)

Partner’s capital at March 31, 2015	$107,417,316	90,373.80	$1,121,454	907.23	—	—	$108,538,770	91,281.03

*	Class GP commenced on May 1, 2015.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2016.

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

During the three months ended March 31, 2016, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

Prior to April 1, 2015, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant, also served as a commodity broker. The Partnership was a party to a futures brokerage account agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Partnership paid MS&Co. trading fees for the clearing and, where applicable, execution of transactions. The MS&Co. Customer Agreement has been terminated.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

(Unaudited)

As of April 1, 2015, the Partnership maintains a continuing services agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the continuing services agreement, Morgan Stanley Wealth Management will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Morgan Stanley Wealth Management (the “MS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. The fees paid to Morgan Stanley Wealth Management shall continue only for as long as the MS Interests remain outstanding.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016 and December 31, 2015, the results of its operations for the three months ended March 31, 2016 and 2015 and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges. During the three months ended March 31, 2016, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo.

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

The Partnership’s investments in U.S. government securities as of March 31, 2016 consist of short-term U.S. Treasury bills (“T-Bills”). The T-Bills are reported at cost plus accrued interest, which approximates fair value.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Investment Company Status: The Partnership follows Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and, based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

There have been no changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

(Unaudited)

3.    Financial Highlights:

Financial highlights for each Limited Partner Class for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$(2.43)	$(2.55)	$47.29	$49.10
Interest Income	0.57	0.60	0.03	0.03
Expenses	(17.74)	(14.80)	(17.14)	(13.97)

Increase (decrease) for the period	(19.60)	(16.75)	30.18	35.16
Net asset value per unit, beginning of period	1,183.23	1,242.14	1,158.41	1,201.01

Net asset value per unit, end of period	$1,163.63	$1,225.39	$1,188.59	$1,236.17

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Class A	Class D	Class A	Class D***
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.0)%	(4.6)%	(6.1)%	(4.7)%

Operating expenses	6.2%	4.8%	6.1%	4.7%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	6.2%	4.8%	6.1%	4.7%

Total return:
Total return before allocation to Special Limited Partner	(1.7)%	(1.4)%	2.6%	2.9%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(1.7)%	(1.4)%	2.6%	2.9%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).
***	Calculated based on net asset value per unit prior to March 31, 2015 redemptions.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios and total return are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of put and call option contracts held during the three months ended March 31, 2016 and 2015 were 1,978 and 2,765, respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

(Unaudited)

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at March 31, 2016 and December 31, 2015, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$756,875	$—	$756,875	$(724,437)	$—	$32,438

Total assets	756,875	—	756,875	(724,437)	—	32,438

Liabilities
Options premium received	$(724,437)	$—	$(724,437)	$724,437	$—	$—

Total liabilities	(724,437)	—	(724,437)	724,437	—	—

Net fair value						$32,438

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Liabilities
Options premium received	$(26,475)	$—	$(26,475)	$—	$—	$(26,475)

Total liabilities	(26,475)	—	(26,475)	—	—	(26,475)

Net fair value						$(26,475)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015.

	March 31, 2016
Assets
Options Purchased
Indices	$756,875

Total options purchased	$756,875	*

Liabilities
Options Premium Received
Indices	$(724,437)

Total options premium received	$(724,437	)**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statement of Financial Condition.

	December 31, 2015
Assets
Options Purchased
Indices	$—

Total options purchased	$—	*

Liabilities
Options Premium Received
Indices	$(26,475)

Total options premium received	$(26,475	)**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Options premium received, at fair value” on the Statement of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Sector	2016		2015
Indices	$(171,213)		$5,150,631

Total	$(171,213	)***	$5,150,631	***

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2016 and December 31, 2015, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three months ended March 31, 2016 and the twelve months ended December 31, 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total March 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$42,010,271	$—	$42,010,271	$—
Options purchased	756,875	756,875	—	—

Total assets	42,767,146	756,875	42,010,271	—

Liabilities
Options premium received	$724,437	$724,437	$—	$—

Total liabilities	724,437	724,437	—	—

Net fair value	$42,042,709	$32,438	$42,010,271	$—

	Total December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$42,998,907	$—	$42,998,907	$—
Options purchased	—	—	—	—

Total assets	42,998,907	—	42,998,907	—

Liabilities
Options premium received	$26,475	$26,475	$—	$—

Total liabilities	26,475	26,475	—	—

Net fair value	$42,972,432	$(26,475)	$42,998,907	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2016

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

March 31, 2016

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin and options purchased at fair value) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, the Partnership’s capital decreased 8.2% from $88,330,055 to $81,088,818. This decrease was attributable to redemptions of 4,971.28 Class A Redeemable Units totaling $5,818,660 and a net loss of $1,422,577. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the December 31, 2015 annual Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per Class A unit decreased 1.7% from $1,183.33 to $1,163.63, as compared to an increase of 2.6% in the first quarter of 2015. During the Partnership’s first quarter of 2016, the net asset value per Class D unit decreased 1.3% from $1,242.14 to $1,225.39, as compared to an increase of 2.9% in the first quarter of 2015. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2016 of $171,213. Losses were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $5,150,631. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the first quarter of 2016, the Partnership recorded trading losses in S&P 500® Index options. The most significant gains were achieved during February as increased volatility in S&P 500® Index prices provided the Partnership with profit opportunities as the Index traded both higher and lower during the month. The Partnership’s call spread positions were held until expiration and realized profits for the month. The Partnership’s gains for February were eclipsed by trading losses in January and March. In January, the Index declined at a precipitous rate, causing small losses for the Partnership as the positions held by the Partnership were closed out early in the month. In March, the Index experienced a strong, consistent rally, which caused the Partnership’s ratio put spreads to expire worthless, incurring some losses.

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

Interest income beginning April 1, 2015 is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in U.S. Treasury bills. Prior to that date and during prior periods included in this report, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three months ended March 31, 2016 increased by $39,172 as compared to the corresponding period in 2015. The increase in the three months ended March 31, 2016 in interest income is due to higher U.S. Treasury bill rates. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership has no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $192,112, as compared to the corresponding period in 2015. This decrease is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2016 decreased by $79,468, as compared to the corresponding period in 2015. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three months ended March 31, 2016, as compared to the corresponding period in 2015. All clearing fees are borne by the Partnership.

Advisory/management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory/management fees for the three months ended March 31, 2016 decreased by $212,958, as compared to the corresponding period in 2015. The decrease in advisory/management fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2016 decreased by $106,479, as compared to the corresponding period in 2015. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There were no profit share allocations made for the three months ended March 31, 2016 and 2015. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership to the Advisor, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner is permitted to modify or terminate the allocation of assets to the Advisor at any time.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

As of March 31, 2016, the Partnership’s total capitalization was $81,088,818.

March 31, 2016

			Three months ended March 31, 2016**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$13,601,986	16.8%	$36,849,912	$2,674,117	$19,357,297

Total	$13,601,986	16.8%

As of December 31, 2015, the Partnership’s total capitalization was $88,330,055.

December 31, 2015

			Twelve months ended December 31, 2015**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$8,235,238	9.32%	$50,682,385	$—	$24,620,116

Total	$8,235,238	9.32%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	242.3090	$1,175.75	—	N/A	N/A	N/A
February 1, 2016 - February 29, 2016	3,612.0200	$1,172.21	—	N/A	N/A	N/A
March 1, 2016 - March 31, 2016	1,116.9520	$1,163.63	—	N/A	N/A	N/A
Total	4,971.2810	$1,170.45	—	N/A

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Mine Safety Disclosures – Not Applicable

Item 5.    Other Information – None

Item 6.    Exhibits

3.1 (a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 21, 2005 (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 30, 2007 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.1(b) to the quarterly report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 25, 2009 (filed as Exhibit 99.1 to the current report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 30, 2010 (filed as Exhibit 3.1(d) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated November 27, 2012 (filed as Exhibit 3.1 to the current report on Form 8-K filed on January 3, 2013 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.1(g) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

(h)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated May 8, 2015 (filed as Exhibit 3.1(h) to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

3.2	Sixth Amended and Restated Limited Partnership Agreement, effective as of the close of business on March 31, 2015 (filed as Exhibit 3.2 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.1	Investment Management Agreement among the Partnership, Warrington GP, LLC and Warrington Asset Management LLC effective as of the close of business on March 31, 2015 (filed as Exhibit 10.1 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.2	Futures and Cleared Swaps Agreement between the Partnership and Wells Fargo Securities, LLC, dated March 16, 2015 (filed as Exhibit 10.2 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.3	Continuing Services Agreement among the Partnership, Warrington GP, LLC, Warrington Asset Management LLC and Morgan Stanley Wealth Management, dated March 31, 2015 (filed as Exhibit 10.3 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.5	Selling Agreement among the Partnership, Warrington GP, LLC and Robert W. Baird & Co. Incorporated, dated March 31, 2015 (filed as Exhibit 10.5 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

10.6	Continuing Services Agreement among the Partnership, Warrington GP, LLC, Warrington Asset Management LLC and Credit Suisse Securities (USA) LLC, dated March 31, 2015 (filed as Exhibit 10.6 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	May 16, 2016