Form 10-Q
period 2016-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2016-11-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 58,631.75 Limited Partnership Class A Redeemable Units were outstanding and 754.69 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Equity in trading account:
Cash	$26,338,025	$39,087,067
Cash margin	15,753,345	8,235,238
Due from General Partner	10,387	—
Options purchased, at fair value (cost $— and $— at September 30, 2016 and December 31, 2015, respectively)	—	—
Total trading equity	42,101,757	47,322,305
Investments in U.S. government securities, at fair value (cost $35,974,558 and $42,989,200 at September 30, 2016 and December 31, 2015, respectively)	35,991,382	42,998,907
Total assets	$78,093,139	$90,321,212
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $70,913 and $37,013 at September 30, 2016 and December 31, 2015, respectively)	$24,412	$26,475
Accrued expenses:
Ongoing selling agent fees	130,379	148,950
Advisory fees	128,973	149,395
Administrative fees	64,486	74,697
Other	191,002	173,675
Redemptions payable	2,130,365	1,417,965
Total liabilities	2,669,617	1,991,157
Partners’ Capital:
General Partner, Class GP, (326.9846 and 325.0000 unit equivalents outstanding at September 30, 2016 and December 31, 2015, respectively)	365,846	335,308
Limited Partners, Class A (59,936.3255 and 73,575.7548 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively)	74,071,537	87,057,316
Limited Partners, Class D (754.6927 Redeemable Units outstanding at September 30, 2016 and December 31, 2015)	986,139	937,431
Total partners’ capital	75,423,522	88,330,055
Total liabilities and partners’ capital	$78,093,139	$90,321,212
Net asset value per unit:
Class A	$1,235.84	$1,183.23
Class D	$1,306.68	$1,242.14
Class GP	$1,118.85	$1,031.72

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due October 27, 2016	$9,000,000	$8,997,874	11.93%
Treasury Bill 0% due November 3, 2016	10,010,700	10,007,958	13.27
Treasury Bill 0% due December 29, 2016	8,000,000	7,993,050	10.60
Treasury Bill 0% due February 2, 2017	9,000,000	8,992,500	11.92
Total investments in U.S. government securities at fair value (cost $35,974,558)		$35,991,382	47.72%
	Number of Contracts
Written options premium received, at fair value
Indices
Calls	1,023	$(24,412)	(0.03)%
Total written options premium received		$(24,412)	(0.03)%

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2015

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due January 28, 2016	$11,000,000	$10,998,809	12.45%
Treasury Bill 0% due March 3, 2016	10,000,000	9,998,425	11.32
Treasury Bill 0% due March 31, 2016	11,007,200	11,001,635	12.46
Treasury Bill 0% due May 5, 2016	11,011,600	11,000,038	12.45
Total investments in U.S. government securities at fair value (cost $42,989,200)		$42,998,907	48.68%
	Number of Contracts
Written options premium received, at fair value
Indices
Calls	843	$(26,475)	(0.03)%
Total written options premium received		$(26,475)	(0.03)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$37,197	$9,335	$126,676	$13,299
Expenses:
Ongoing selling agent fees	386,500	471,806	1,216,545	1,604,290
Clearing fees	183,789	279,337	426,469	617,734
Advisory fees	388,056	473,107	1,220,761	1,628,948
Administrative fees	194,030	236,553	610,383	814,473
Other	98,949	116,635	296,852	268,496
Total expenses	1,251,324	1,577,438	3,771,010	4,933,941
Net investment income (loss)	(1,214,127)	(1,568,103)	(3,644,334)	(4,920,642)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains on closed contracts	2,826,025	674,817	6,939,355	7,765,928
Change in net unrealized gains (losses) on open contracts	84,001	291,148	35,964	475,177
Total trading results	2,910,026	965,965	6,975,319	8,241,105
Net income (loss) before allocation to Special Limited Partner	1,695,899	(602,138)	3,330,985	3,320,463
Allocation to Special Limited Partner	(2,221)	—	(2,221)	—
Net income (loss) after allocation to Special Limited Partner	$1,693,678	$(602,138)	$3,328,764	$3,320,463

Net income (loss) allocation by class:
Class A	$1,658,977	$(599,955)	$3,251,739	$3,088,695
Class D	$22,348	$(3,916)	$48,708	$224,352
Class GP**	$12,353	$1,733	$28,317	$7,416
Net asset value per unit
Class A (59,936.3255 and 75,853.2868 units outstanding at September 30, 2016 and 2015, respectively)	$1,235.84	$1,187.81	$1,235.84	$1,187.81
Class D (754.6927 and 754.6927 units outstanding at September 30, 2016 and 2015, respectively)	$1,306.68	$1,243.03	$1,306.68	$1,243.03
Class GP** (326.9846 and 325.0000 units outstanding at September 30, 2016 and 2015, respectively)	$1,118.85	$1,022.82	$1,118.85	$1,022.82
Net income (loss) per unit
Class A*	$26.94	$(8.69)	$52.61	$29.40
Class D*	$29.62	$(5.19)	$64.54	$42.02
Class GP**	$38.01	$5.33	$87.13	$22.82
Weighted average units outstanding
Class A	62,835.5860	77,836.5491	67,448.9389	88,568.5620
Class D	754.6927	754.6927	754.6927	2,591.1083
Class GP**	325.6617	325.0000	325.2206	325.0000

*	Based on the change in net asset value per unit.
**	Class GP commenced on May 1, 2015 (325.0000 shares).

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Class A		Class D		Class GP*		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partner’s capital at December 31, 2015	$87,057,316	73,575.75	$937,431	754.69	$335,308	325.00	$88,330,055	74,655.44
Net Income (loss)	3,251,739	—	48,708	—	28,317	—	3,328,764	—
Subscriptions - General Partner	—	—	—	—	2,221	1.98	2,221	1.98
Redemptions - Limited Partners	(16,237,518)	(13,639.42)	—	—	—	—	(16,237,518)	(13,639.42)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partner’s capital at September 30, 2016	$74,071,537	59,936.33	$986,139	754.69	$365,846	326.98	$75,423,522	61,018.00

	Class A		Class D		Class GP*		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partner’s capital at December 31, 2014	$125,736,962	108,542.74	$7,560,409	6,295.05	$-	—	$133,297,371	114,837.79
Net Income (loss)	3,088,695	—	224,352	—	7,416	—	3,320,463	—
Subscriptions - General Partner	—	—	—	—	325,000	325.00	325,000	325.00
Redemptions - Limited Partners	(38,726,731)	(32,689.46)	(5,321,024)	(4,304.61)	—	—	(44,047,755)	(36,994.07)
Redemptions - General Partner	—	—	(1,525,629)	(1,235.74)	—	—	(1,525,629)	(1,235.74)
Partner’s capital at September 30, 2015	$90,098,926	75,853.29	$938,108	754.69	$332,416	325.00	$91,369,450	76,932.98

*	Class GP commenced on May 1, 2015.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2016

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

Effective as of the close of business on March 31, 2015, Warrington SLP, LP, a Delaware limited liability company and an affiliate of the General Partner, became a special limited partner of the Partnership (the “Special Limited Partner”) and receives a quarterly profit share allocation equal to 20% of new trading profits from the Partnership in the form of Redeemable Units, subject to a high water mark.

All of the trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”), an affiliate of the General Partner, using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2016.

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

During the nine months ended September 30, 2016, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2016

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016 and December 31, 2015, the results of its operations for the three and nine months ended September 30, 2016 and 2015 and changes in partners’ capital for the nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges. During the three and nine months ended September 30, 2016, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2016

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

The Partnership’s investments in U.S. government securities as of September 30, 2016 consist of short-term U.S. Treasury bills (“T-Bills”). The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$46.03	$48.73	$11.22	$11.68	$106.24	$112.24	$84.02	$87.35
Interest Income	0.58	0.62	0.11	0.12	1.85	1.97	0.15	0.16
Expenses	(19.67)	(19.73)	(20.02)	(16.99)	(55.48)	(49.67)	(54.77)	(45.49)
Increase (decrease) for the period	26.94	29.62	(8.69)	(5.19)	52.61	64.54	29.40	42.02
Net asset value per unit, beginning of period	1,208.90	1,277.06	1,196.50	1,248.22	1,183.23	1,242.14	1,158.41	1,201.01
Net asset value per unit, end of period	$1,235.84	$1,306.68	$1,187.81	$1,243.03	$1,235.84	$1,306.68	$1,187.81	$1,243.03

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2016

(Unaudited)

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015		Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.3)%	(5.0)%	(6.6)%	(5.3)%	(6.1)%	(4.8)%	(6.2)%	(5.6)%
Allocation to Special Limited Partner	—%	(0.2)%	—%	—%	—%	(0.2)%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(6.3)%	(5.2)%	(6.6)%	(5.3)%	(6.1)%	(5.0)%	(6.2)%	(5.6)%
Operating expenses	6.5%	5.2%	6.7%	5.4%	6.3%	5.0%	6.2%	5.6%
Allocation to Special Limited Partner	—%	0.2%	—%	—%	—%	0.2%	—%	—%
Total expenses	6.5%	5.4%	6.7%	5.4%	6.3%	5.2%	6.2%	5.6%
Total return:
Total return before allocation to Special Limited Partner	2.2%	2.5%	(0.7)%	(0.4)%	4.5%	5.4%	2.5%	3.5%
Allocation to Special Limited Partner	—%	(0.2)%	—%	—%	—%	(0.2)%	—%	—%
Total return after allocation to Special Limited Partner	2.2%	2.3%	(0.7)%	(0.4)%	4.5%	5.2%	2.5%	3.5%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of put and call option contracts held during the three and nine months ended September 30, 2016 and 2015 were 2,913, 2,221 and 1,956, 2,456, respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2016

(Unaudited)

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at September 30, 2016  and December 31, 2015, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options premium received	$(24,412)	$—	$(24,412)	$—	$—	$(24,412)
Total liabilities	(24,412)	—	(24,412)	—	—	(24,412)
Net fair value						$(24,412)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Liabilities
Written options premium received	$(26,475)	$—	$(26,475)	$—	$—	$(26,475)
Total liabilities	(26,475)	—	(26,475)	—	—	(26,475)
Net fair value						$(26,475)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016
Assets
Options purchased
Indices	$—
Total options purchased	$—	*
Liabilities
Written options premium received
Indices	$(24,412)
Total written options premium received	$(24,412)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statement of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2016

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2016		2015		2016		2015
Indices	$2,910,026		$965,965		$6,975,319		$8,241,105
Total	$2,910,026	***	$965,965	***	$6,975,319	***	$8,241,105	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2016

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2016 and December 31, 2015, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the nine months ended September 30, 2016 and the twelve months ended December 31, 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total September 30, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$35,991,382	$—	$35,991,382	$—
Options purchased	—	—	—	—
Total assets	35,991,382	—	35,991,382	—
Liabilities
Written options premium received	$24,412	$24,412	$—	$—
Total liabilities	24,412	24,412	—	—
Net fair value	$35,966,970	$(24,412)	$35,991,382	$—

	Total December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$42,998,907	$—	$42,998,907	$—
Options purchased	—	—	—	—
Total assets	42,998,907	—	42,998,907	—
Liabilities
Written options premium received	$26,475	$26,475	$—	$—
Total liabilities	26,475	26,475	—	—
Net fair value	$42,972,432	$(26,475)	$42,998,907	$—

6.	Financial Instrument Risks:

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

September 30, 2016

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2016

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin and options purchased at fair value) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, the Partnership’s capital decreased 14.6% from $88,330,055 to $75,423,522. This decrease was attributable to redemptions of 13,639.42 Class A Redeemable Units totaling $16,237,518, which was partially offset by net income of $3,328,764 and Class GP addition of 1.98 units totaling $2,221. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Class A unit increased 2.2% from $1,208.90 to $1,235.84, as compared to a decrease of 0.7% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Class D unit increased 2.3% from $1,277.06 to $1,306.68, as compared to a decrease of 0.4% in the third quarter of 2015. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2016 of $2,910,026. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2015 of $965,965. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the third quarter of 2016, the Partnership recorded trading gains in S&P 500® Index options. The most significant gains were achieved during September as increased volatility in S&P 500® Index prices provided the Partnership with profit opportunities as the S&P 500® Index traded with multiple up and down moves during the month. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive return for the month. The Partnership’s gains from the prior quarter were augmented by trading gains in August. The strong rally in July caused the ratio put spreads held by the Partnership to decrease in value.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Class A unit increased 4.4% from $1,183.23 to $1,235.84, as compared to an increase of 2.5% in the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Class D unit increased 5.2% from $1,242.14 to $1,306.68, as compared to an increase of 3.5% in the nine months ended September 30, 2015. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2016 of $6,975,319. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the  nine months ended September 30, 2015 of $8,241,105. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the first nine months of the year the Partnership recorded trading gains in S&P 500® Index options. The most significant gains were achieved during June as the Partnership was able to profitably close out its ratio put spreads due to volatility in domestic markets caused by problems in the UK due to the Brexit vote. Gains were also recorded during April, May, August, and September from the Partnership’s ratio put spread positions. The Partnership achieved nominal gains for February. January, March, and July saw small losses for the Partnership due to sharp moves in the S&P 500® Index (the market declined precipitously in January, and climbed rapidly in March and July).

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

Interest income beginning April 1, 2015 is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in U.S. Treasury bills. Prior to that date and during prior periods included in this report, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three and nine months ended September 30, 2016 increased by $27,862 and $113,377, respectively, as compared to the corresponding periods in 2015. The increase in the three and nine months ended September 30, 2016 in interest income is due to higher U.S. Treasury bill rates, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership has no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and nine months ended September 30, 2016 decreased by $85,306 and $387,745, respectively, as compared to the corresponding periods in 2015. This decrease is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2016 decreased by $95,548 and $191,265, as compared to the corresponding periods in 2015. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015. All clearing fees are borne by the Partnership.

Advisory/management fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory/management fees for the three and nine months ended September 30, 2016 decreased by $85,051 and $408,187, as compared to the corresponding periods in 2015. The decrease in advisory/management fees is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2016 decreased by $42,523 and $204,090, as compared to the corresponding periods in 2015. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was a profit share allocation of $2,221 for the three and nine months ended September 30, 2016 and no profit share allocations made for the corresponding periods in the three and nine months ended September 30, 2015. The Special Limited Partner will not receive a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended September 30, 2016 and the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

As of September 30, 2016, the Partnership’s total capitalization was $75,423,522.

September 30, 2016

			Three months ended September 30, 2016**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$15,753,345	20.9%	$42,384,739	$14,884,508	$29,654,866
Total	$15,753,345	20.9%

As of December 31, 2015, the Partnership’s total capitalization was $88,330,055.

December 31, 2015

			Twelve months ended December 31, 2015**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$8,235,238	9.32%	$50,682,385	$—	$24,620,116
Total	$8,235,238	9.32%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	998.8700	$1,200.67	—	N/A	N/A	N/A
August 1, 2016 - August 31, 2016	1,263.7197	$1,213.91	—	N/A	N/A	N/A
September 1, 2016 - September 30, 2016	1,723.8240	$1,235.84	—	N/A	N/A	N/A
Total	3,986.4137	$1,220.08	—	N/A

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Sole Manager) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of Sole Manager) (filed herewith).

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	November 14, 2016