Form 10-K
period 2016-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2017-03-27
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes   ☐    No  ☒

Limited Partnership Redeemable Units with an aggregate value of $77,276,284 of Class A and $963,791 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 55,244.56 Limited Partnership Class A Redeemable Units were outstanding and 920.00 Limited Partnership Class D Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1.	Business .
(a)	General Development of Business .

Managed Futures Premier Warrington L.P. (formerly known as Warrington Fund L.P.) (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and option contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may also hold U.S. Treasury bills. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Subscriptions and redemptions of Redeemable Units and General Partner (as defined below) contributions and redemptions for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital on page 26 under “Item 8. Financial Statements and Supplementary Data .”

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

All of the trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”), an affiliate of the General Partner, using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary trading program. A description of the trading activities and focus of the Advisor is included on page 10 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .”

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2016.

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

During the twelve months ended December 31, 2016, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

During prior periods included in this report, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant, and/or Citigroup Global Markets Inc. (“CGM”) also served as commodity brokers.

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the twelve months and nine months ended December 31, 2016 and 2015, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo. During the first quarter of 2015 and prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. and/or CGM.

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

Under the limited partnership agreement of the Partnership, as amended or restated from time to time (the “Limited Partnership Agreement”), the General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/12 of 0.5% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

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

For the period January 1, 2016 through December 31, 2016, the approximate average market sector allocation for the Partnership was 100% indices.

The Advisor, which is controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into an investment management agreement with the Advisor (the “Management Agreement”). The Advisor makes all commodity trading decisions for the Partnership and is not affiliated with Wells Fargo, MS&Co. or CGM.

The Advisor is not responsible for the organization of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly advisory fee equal to 1/12 of 2.00% (2% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating advisory fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement continues in effect until the earlier of the dissolution of the Partnership or termination upon notice by any party thereunder.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, profit share allocation accrual, the monthly advisory fee, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) directly. During the term of the CGM Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills (“T-Bills”) maturing 30 days from the date on which such weekly rate is determined or at the U.S. Treasury bill discount rate. The CGM Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts.

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

Under the Wells Fargo Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees,” and together with the CGM clearing fees and the MS&Co. clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wells Fargo is in segregated bank accounts to the extent required by CFTC regulations. Wells Fargo has agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day U.S. Treasury bill rate. The Wells Fargo Customer Agreement gives the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Wells Fargo Customer Agreement may generally be terminated upon notice by either party.

Effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a monthly ongoing selling agent fee equal to (i) 1/12 of 3.75% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sold Redeemable Units in the Partnership.

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

(b)	Financial Information about Segments .

The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data .” The Partnership’s capital as of December 31, 2016, was $71,800,565.

(c)	Narrative Description of Business .

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees.

(d)	Financial Information About Geographic Areas .

The Partnership does not engage in sales of goods or services or own any long-lived assets, and therefore, this item is not applicable.

(e)	Available Information .

The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

(f)	Reports to Security Holders .

Not applicable.

(g)	Enforceability of Civil Liabilities Against Foreign Persons .

Not applicable.

(h)	Smaller Reporting Companies .

Not applicable.

Item 1A.	Risk Factors .

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Partnership.

Item 2.	Properties.

The Partnership does not own or lease any properties.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, the General Partner or its affiliates.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities .
(a)	Market Information . The Partnership has issued no stock. There is no public market for the Redeemable Units.
(b)	Holders . The number of holders of Redeemable Units as of February 28, 2017, was 708 for Class A Units and 4 for Class D Units.
(c)	Dividends . The Partnership did not declare any distributions in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans . None.
(e)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities . For the twelve months ended December 31, 2016 and 2015, there were no subscriptions of Class A Redeemable Units. For the twelve months ended December 31, 2016, there were subscriptions of 165.306 Class D Redeemable Units totaling $216,440. There were no subscriptions of Class D Redeemable Units for the twelve months ended December 31, 2015. For the twelve months ended December 31, 2014, there were subscriptions of 9,161.8830 Class A Redeemable Units totaling $10,829,323 and 997.0700 Class D Redeemable Units totaling $1,200,000.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers .

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 – October 31, 2016	1,386.6090	$1,240.5344	N/A	N/A	N/A	N/A
November 1, 2016 – November 30, 2016	915.2690	$1,228.7954	N/A	N/A	N/A	N/A
December 1, 2016– December 31, 2016	768.5730	$1,234.9310	165.306	$1,309.3296	N/A	N/A
	3,070.4510	$1,235.6325	165.306	$1,309.3296

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

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 6.	Selected Financial Data .

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

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, and total assets at December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $2,145,128, $2,702,292, $5,422,807, $7,742,426, and $6,847,695, respectively	$5,889,236	$6,456,463	$2,045,998	$(2,234,305)	$21,253,335
Interest income	166,743	28,030	23,637	48,977	78,662
	$6,055,979	$6,484,493	$2,069,635	$(2,185,328)	$21,331,997
Net income (loss) before allocation to Special Limited Partner	$3,285,538	$2,972,403	$(2,275,145)	$(6,770,464)	$17,063,226
Allocation to Special Limited Partner	$(2,588)	$—	$—	$—	$—
Net income (loss) after allocation to Special Limited Partner	$3,282,950	$2,972,403	$(2,275,145)	$(6,770,464)	$17,063,226
Increase (decrease) in net asset value per unit:
Class A	$51.70	$24.82	$(20.60)	$(48.59)	$124.99
Class D	$67.19	$41.13	$(3.12)	$(21.65)	$149.36
Class GP*	$100.39	$31.72	$—	$—	$—
Net asset value per unit
Class A	$1,234.93	$1,183.23	$1,158.41	$1,179.01	$1,227.60
Class D	$1,309.33	$1,242.14	$1,201.01	$1,204.13	$1,225.78
Class GP*	$1,132.11	$1,031.72	$—	$—	$—
Total assets	$73,580,357	$90,321,212	$142,016,474	$172,141,851	$171,466,758
* Class GP commenced on May 1, 2015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .

Overview

The Partnership aims to achieve capital appreciation through speculative trading, directly and indirectly, primarily in the U.S. market for stock indices. The Partnership may also hold U.S. Treasury bills. The Partnership may employ futures and option contracts in those markets. Additionally, the Partnership does not currently intend to, but may in the future, employ spot and forward contracts in those markets.

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

The Advisor trades primarily futures contracts and options on futures contracts on the S&P 500® Index. The Advisor’s trading strategy, however, may also include the trading of additional commodity interests such as U.S. Treasury bonds and currencies. Currently, the Advisor limits its trading to listed futures and options on futures contracts on U.S. futures and option exchanges.

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

Liquidity

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and U.S. government securities at fair value), and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year ended December 31, 2016.

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

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 31.0%.

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

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data .” for further information on financial instrument risk included in the notes to the financial statements.)

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2016, the Partnership’s capital decreased 18.7% from $88,330,055 to $71,800,565. This decrease was attributable to redemptions of 16,709.88 Class A Redeemable Units totaling $20,031,468. This decrease was partially offset by net income of $3,282,950, coupled with subscriptions of 165.31 Class D units totaling $216,440 and 2.31 Class GP units from profit share allocations totaling $2,588. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Accounting Policies” of “Item 8. Financial Statements and Supplementary Data .”

Partnerships Fair Value Measurements. The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

For the year ended December 31, 2016 the net asset value per Class A unit increased 4.4% from $1,183.23 to $1,234.93. For the year ended December 31, 2016, the net asset value per Class D unit increased 5.4% from $1,242.14 to $1,309.33. For the year ended December 31, 2015 the net asset value per Class A unit increased 2.1% from $1,158.41 to $1,183.23. For the year ended December 31, 2015, the net asset value per Class D unit increased 3.4% from $1,201.01 to $1,242.14. For the year ended December 31, 2014 the net asset value per Class A unit decreased 1.8% from $1,179.01 to $1,158.41. For the year ended December 31, 2014, the net asset value per Class D unit decreased 0.3% from $1,204.13 to $1,201.01.

The Partnership experienced a net trading gain of $8,034,364 before fees and expenses and interest income for the year ended December 31, 2016. Gains were primarily attributable to the trading of the S&P® Index futures and S&P® Index Puts. The net trading gain or loss for the Partnership is disclosed on page 25 under “Item 8. Financial Statements and Supplementary Data. ”

During 2016, the Partnership recorded an increase in Net Asset Value per unit as trading profits recorded during April, May, June, August, September, October, and December. These profits were partially offset by trading losses incurred in January, February, March, July, and November. All loss months were minimal with the largest loss incurred during November as the strong rally on the heels of the U.S. presidential election caused much of the premium spent on long ratio put spreads to expire worthless. The Partnership’s losses in other months were offset by trading gains achieved with some moderate to higher volatility.  The surprise Brexit referendum result in June helped the partnership to post its strongest return of the year.

The Partnership experienced a net trading gain of $9,158,755 before fees and expenses and interest income for the year ended December 31, 2015. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts.

During 2015, the Partnership recorded an increase in Net Asset Value per unit as trading profits recorded during January, March, June, July, November and December, were offset by trading losses incurred in February, April, May, and August through October. The most significant losses were incurred during August as volatile price action in the S&P 500® Index negatively impacted the Partnership’s ratio put spread positions. In February, April, May, September, and October, the trading losses were much smaller. The Partnership’s losses in those months were offset by trading gains achieved during four of the first seven months of the year, as moderate volatility was present in equity markets. Concerns over the timing of the U.S. Federal Reserve (the “Fed”) ending its “Zero Interest Rate Policy” continued to induce volatility into markets. Additional small trading gains were recorded in November and December.

The Partnership experienced a net trading gain of $7,468,805 before fees and expenses and interest income for the year ended December 31, 2014. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts. The net trading gain or loss for the partnership is discussed on page 18 under “Item 8. Financial Statements and Supplementary Data.

During 2014, the Partnership recorded a loss in Net Asset Value per unit as trading profits recorded during January through May and in July, September and December, were offset by trading losses incurred in June, August, October and November. The most significant losses were incurred during October as volatile price action in the S&P 500® Index negatively impacted the Partnership’s ratio put spread positions. The Partnership’s loss during August was due to the accrued costs of adjusting ratio put spread options in an attempt to capture a retracement in the advancing stock market. Additional losses were incurred during June as limited volatility in the

S&P 500® Index provided the Partnership with limited trading opportunities for its mean-reversion trading methods. Smaller losses were also incurred by the Partnership during November. The Partnership’s losses for the year were offset by trading gains achieved during March as the Partnership was able to profitably close out its ratio put spreads after newly appointed Fed Chairwoman Janet Yellen stated that hikes in the Fed Funds rate might occur six months after the end of the current “Quantitative Easing”, much earlier than analysts’ previous forecasts. During September gains were experienced as the Partnership’s ratio put spread positions were able to take advantage of bearish movements of the S&P 500® Index. Additional gains were recorded during April as the Partnership was able to capitalize on moderate volatility in the S&P 500® Index and used the up and down moves to realize a gain in profits. Gains were also recorded during February as the value of the S&P 500® sharply declined early in the month benefitting the Partnership’s option positions. Smaller gains were recorded during May and December.

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

Interest income beginning April 1, 2015 is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Prior to that date and during prior periods included in this report, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by MS&Co. or CGM based on the average non-competitive yield on 3-month U.S. T-Bills maturing in 30 days or at the 4-week U.S. Treasury bill discount rate. Interest income for the three and twelve months ended December 31, 2016 increased by $25,366 and $138,713, respectively, as compared to the corresponding periods in 2015. The increase in interest income is due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership, Wells Fargo, MS&Co. and CGM had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and twelve months ended December 31, 2016 decreased by $82,681 and $470,426, respectively, as compared to the corresponding periods in 2015. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2016 decreased by $29,917 and $86,738, respectively, as compared to the corresponding periods in 2015. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. All clearing fees are borne by the Partnership.

Advisory/management fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory/management fees for the three and twelve months ended December 31, 2016 decreased by $82,128 and $490,315, respectively, as compared to the corresponding periods in 2015. The decrease in advisory/management fees is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2016 decreased by $41,064 and $245,154, respectively, as compared to the corresponding periods in 2015. The decrease in administrative fees for the three and twelve months ended December 31, 2016 is due to lower average net assets during the period as compared to the corresponding periods in 2015.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. Profit share allocations for the three and twelve months ended December 31, 2016 increased by $367 and $2,588, respectively, as compared to the corresponding periods in 2015.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2016 and 2015 were $272,636 and $309,868, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2016 and 2015 were $114,191 and $83,139, respectively.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of the markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Off-balance Sheet Arrangements . None.

Contractual Obligations . None.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk .

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  December 31, 2016 and 2015, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2016, the Partnership’s total capitalization was $71,800,565.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$11,471,701	15.98%	$43,597,275	$2,674,117	$24,923,941
Total	$11,471,701	15.98%

As of December 31, 2015, the Partnership’s total capitalization was $88,330,055.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$8,235,238	9.32%	$50,682,385	$—	$24,620,116
Total	$8,235,238	9.32%

*	Annual average of month-end Value at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2016, by market sector.

Indices . The Partnership’s primary equity exposure is to equity price risk in the CME S&P Index.

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

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Condensed Schedules of Investments at December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements.

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of   December 31, 2016 based on the criteria referred to above.

Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Warrington L.P. (the “Partnership”), including the condensed schedules of investments, as of  December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Warrington L.P. as of  December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, New Jersey

March 27, 2017

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Cash (Note 3c)	$26,494,170	$39,087,067
Cash margin (Note 3c)	11,471,701	8,235,238
Options purchased, at fair value (cost $577,300 and $— at December 31, 2016 and 2015, respectively)	621,000	—
	38,586,871	47,322,305
Investments in securities, at fair value (cost $34,975,633 and $42,989,200 at December 31, 2016 and 2015, respectively)	34,993,486	42,998,907
Total assets	$73,580,357	$90,321,212
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium received $635,950 and $37,013 at December 31, 2016 and 2015, respectively)	$699,200	$26,475
Accrued expenses:
Ongoing selling agent fees (Note 3c)	119,813	148,950
Advisory fees (Note 3b)	120,573	149,395
Administrative fees (Note 3a)	60,287	74,697
Professional fees	44,128	141,155
Other	3,096	32,520
Redemptions payable (Note 5)	732,695	1,417,965
Total liabilities	1,779,792	1,991,157
Partners’ Capital (Notes 1 and 5):
General Partner, Class GP, (327.3092 and 325.0000 unit equivalents outstanding at December 31, 2016 and 2015, respectively)	370,552	335,308
Limited Partners, Class A, (56,865.8745 and 73,575.7548 Redeemable Units outstanding at December 31, 2016 and 2015, respectively)	70,225,435	87,057,316
Limited Partners, Class D, (919.9988 and 754.6927 Redeemable Units outstanding at December 31, 2016 and 2015, respectively)	1,204,578	937,431
Total partners’ capital	71,800,565	88,330,055
Total liabilities and partners’ capital	$73,580,357	$90,321,212
Net asset value per unit:
Class A	$1,234.93	$1,183.23
Class D	$1,309.33	$1,242.14
Class GP	$1,132.11	$1,031.72

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2016

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States
Government
Treasury Bill 0% due May 4, 2017	$8,016,200	$8,000,314	11.14%
Treasury Bill 0% due April 6, 2017	$9,000,000	8,990,343	12.52
Treasury Bill 0% due March 2, 2017	$9,010,000	9,004,809	12.54
Treasury Bill 0% due February 2, 2017	$9,000,000	8,998,020	12.53
Total investments in U.S. government securities at fair value (cost $34,975,633)		$34,993,486	48.73%

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	184	$621,000	0.86%
Total options purchased		621,000	0.86
Written Options
Indices
Calls	920	(69,000)	(0.10)
Puts	920	(630,200)	(0.88)
Total written options (premium received $635,950)		(699,200)	(0.97)
Net fair value		$(78,200)	(0.11)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2015

	Number of Contracts	Fair Value	% of Partners’ Capital
Written Options
Indices
Calls	843	(26,475)	(0.03)
Total written options (premium received $37,013)		$(26,475)	(0.03)%

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States
Government
Treasury Bill 0% due January 28, 2016	$11,000,000	$10,998,809	12.45%
Treasury Bill 0% due March 3, 2016	$10,000,000	9,998,425	11.32
Treasury Bill 0% due March 31, 2016	$11,007,200	11,001,635	12.46
Treasury Bill 0% due May 5, 2016	$11,011,600	11,000,038	12.45
Total investments in U.S. government securities at fair value (cost $42,989,200)		$42,998,907	48.68%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income (Note 3c)	$166,743	$28,030	$23,637
Expenses:
Ongoing selling agent fees (Note 3c)	1,582,889	2,053,315	4,114,479
Clearing fees	562,239	648,977	1,308,328
Advisory fees (Note 3b)	1,589,074	2,079,389	3,099,841
Administrative fees (Note 3a)	794,540	1,039,694	953,030
Professional fees	272,636	309,868	197,316
Other	114,191	83,139	94,593
Total expenses	4,915,569	6,214,382	9,767,587
Net investment income (loss)	(4,748,826)	(6,186,352)	(9,743,950)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	8,064,452	8,821,652	8,351,822
Change in net unrealized gains (losses) on open contracts	(30,088)	337,103	(883,017)
Total trading results	8,034,364	9,158,755	7,468,805
Net income (loss) before allocation to Special Limited Partner	3,285,538	2,972,403	(2,275,145)
Allocation to Special Limited Partner (Note 3b)	(2,588)	—	—
Net income (loss) available for pro rata distribution	$3,282,950	$2,972,403	$(2,275,145)
Net income (loss) allocation by class:
Class A	$3,199,587	$2,738,420	$(2,254,994)
Class D	$50,707	$223,675	$(20,151)
Class GP**	$32,656	$10,308	$—
Net income (loss) per unit (Note 6):*
Class A	$51.70	$24.82	$(20.60)
Class D	$67.19	$41.13	$(3.12)
Class GP**	$100.39	$31.72	$—
Weighted average units outstanding:
Class A	64,617.45	85,246.71	124,591.38
Class D	767.41	2,132.00	6,410.43
Class GP**	325.64	325.00	—

*	Based on change in net asset value per unit.

**      Class GP commenced on May 1, 2015 (325.0000 units)

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2016, 2015 and 2014

	Class A		Class D		Class GP *		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2013	$160,520,962	136,148.69	$7,683,094	6,380.62	—	—	$168,204,056	142,529.31
Net Income (loss) available for pro rata distribution	(2,254,994)	—	(20,151)	—	—	—	(2,275,145)	—
Subscriptions — Limited Partners	10,829,323	9,161.88	1,200,000	997.07	—	—	12,029,323	10,158.95
Redemptions — Limited Partners	(43,358,329)	(36,767.83)	(1,052,561)	(876.22)	—	—	(44,410,890)	(37,644.05)
Redemptions — General Partner	—	—	(249,973)	(206.42)	—	—	(249,973)	(206.42)
Partners’ capital at December 31, 2014	125,736,962	108,542.74	7,560,409	6,295.05	—	—	133,297,371	114,837.79
Net Income (loss) available for pro rata distribution	2,738,420	—	223,675	—	10,308	—	2,972,403	—
Redemptions — Limited Partners	(41,418,066)	(34,966.99)	(5,321,024)	(4,304.61)	—	—	(46,739,090)	(39,271.60)
Subscriptions — General Partners			—	—	325,000	325.00	325,000	325.00
Redemptions — General Partner	—	—	(1,525,629)	(1,235.75)			(1,525,629)	(1,235.75)
Partners’ capital at December 31, 2015	87,057,316	73,575.75	937,431	754.69	335,308	325.00	88,330,055	74,655.44

Net income (loss) available for pro rata distribution	3,199,587	—	50,707	—	32,656	—	3,282,950	—
Redemptions — Limited Partners	(20,031,468)	(16,709.88)	—	—	—	—	(20,031,468)	(16,709.88)
Allocation of Redeemable Units to the Special Limited Partner	—	—	—	—	2,588	2.31	2,588	2.31
Subscriptions — Limited Partners	—	—	216,440	165.31	—	—	216,440	165.31
Partners’ capital at December 31, 2016	$70,225,435	56,865.87	$1,204,578	920.00	$370,552	327.31	$71,800,565	58,113.18

Net Asset Value Per Unit:

	Class A	Class D	Class GP *
2014	$1,158.41	$1,201.01	$—
2015	$1,183.23	$1,242.14	$1,031.72
2016	$1,234.93	$1,309.33	$1,132.11

* Class GP commenced on May 1, 2015.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

1.	Partnership Organization:

Managed Futures Premier Warrington L.P. (formerly known as Warrington Fund L.P.) (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and option contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may also hold U.S. Treasury bills. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2016.

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

During the twelve months ended December 31, 2016, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

During prior periods included in this report, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant, and Citigroup Global Markets Inc. (“CGM”) also served as commodity brokers.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

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

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the twelve months ended December 31, 2016, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo. During the first quarter of 2015 and prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. and/or CGM.

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

b.

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses. The Partnership’s investments in U.S. government securities as of December 31, 2016 consist of short-term U.S. Treasury bills (“T-Bills”). The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2016 and 2015, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As such a rollforward of Level 3 derivative instruments was not presented, nor was a table presenting unobservable inputs used by management in the fair value measurement process. During the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$34,993,486	$—	$34,993,486	$—
Options purchased	621,000	621,000
Total assets	35,614,486	621,000	34,993,486	—
Liabilities
Written options	$699,200	$699,200	$—	$—
Total liabilities	699,200	699,200	—	—
Net fair value	$34,915,286	$(78,200)	$34,993,486	$—

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$42,998,907	$—	$42,998,907	$—
Total assets	42,998,907	—	42,998,907	—
Liabilities
Written options	$26,475	$26,475	$—	$—
Total liabilities	26,475	26,475	—	—
Net fair value	$42,972,432	$(26,475)	$42,998,907	$—

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

December 31, 2016

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.	United States Treasury Bills. The fair value of T-Bills is determined monthly based on the T-Bills’ cost plus accrued interest, which approximates fair value.
h.

Investment Company Status . Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “ Financial Services — Investment Companies (“Topic 946”): Amendments to the Scope, Measurement and Disclosure Requirements ” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

3.	Agreements:
a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/12 of 0.5% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The Advisor or one of its affiliates, all of which are controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into a management agreement (the “Management Agreement”) with the Advisor. As compensation for services, the Partnership pays the Advisor a monthly advisory fee equal to 1/12 of 2% (2% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating advisory fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by any party thereunder.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units, in each case in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, the profit share allocation accrual, the monthly Advisory fee, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) directly. During the term of the CGM Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month T-Bills maturing 30 days from the date on which such weekly rate is determined.

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

Under the Wells Fargo Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees,” and together with the CGM clearing fees and the MS&Co. clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wells Fargo is in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2016 and 2015 the amount of cash held for margin requirements was $11,471,701 and $8,235,238, respectively. Wells Fargo has agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day U.S. Treasury bill rate. The Wells Fargo Customer Agreement may generally be terminated upon notice by either party.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 1/6 of 1% (2% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of month-end Net Assets for Class D Redeemable Units. For the period from April 1, 2014 to September 30, 2014, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 5/24 of 1% (2.5% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.25% (1.25% per year) of month-end Net Assets for Class D Redeemable Units. Prior to April 1, 2014, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 5/16 of 1% (3.75% per year) of month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 1.50% (1.50% per year) of month-end Net Assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management was shared with the properly registered/licensed financial advisors of Morgan Stanley Wealth Management who sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, Advisory fee, profit share allocation accrual, the administrative fee and other expenses and any redemptions or distributions as of the end of such month.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the years ended December 31, 2016 and 2015 were 2,357 and 2,643, respectively.

The following tables summarize the valuation of the Partnership’s investments as of  December 31, 2016 and 2015:

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$621,000	$—	$621,000	$(699,200)	$—	$(78,200)
Total assets	621,000	—	621,000	(699,200)	—	(78,200)
Liabilities
Written options	$(699,200)	$—	$(699,200)	$699,200	$—	$—
Total liabilities	(699,200)	—	(699,200)	699,200	—	—
Net fair value						$(78,200)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Liabilities
Written options	$(26,475)	$—	$(26,475)	$—	$—	$(26,475)
Total liabilities	(26,475)	—	(26,475)	—	—	(26,475)

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2016 and 2015:

	2016	2015
Assets
Options Purchased
Indices	$621,000	$—
Total options purchased	$621,000	$—	*

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2016		2015
Liabilities
Written Options
Indices	$(699,200)		$(26,475)
Total written options	$(699,200)	**	$(26,475)	**

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

**	This amount is included in “Written options, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2016, 2015 and 2014.

Sector - Indices	2016		2015		2014
Net realized gains (losses) on closed contracts	$8,064,452		$8,821,652		$8,351,822
Change in net unrealized gains (losses) on open contracts	(30,088)		337,103		(883,017)
Total trading results	$8,034,364	***	$9,158,755	***	$7,468,805	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the year ended December 31, 2016.

	Calls			Puts

		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	843	$464,678	$37,013	-	$-	$-
Options written	36,947	20,428,828	3,068,812	59,776	30,015,910	33,586,719
Options exercised	(619)	(307,105)	(815,175)	(180)	(94,050)	(675,000)
Options expired	(33,328)	(18,451,196)	(2,007,575)	(45,223)	(22,704,030)	(23,762,938)
Options closed	(2,923)	(1,586,655)	(225,575)	(13,453)	(6,737,360)	(8,570,331)
Outstanding options, end of year	920	$548,550	$57,500	920	$480,470	$578,450

5.	Subscriptions, Distributions and Redemptions:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

6.	Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2016	2015	2015	2014	2014
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$123.94	$130.97	$96.20	$100.13	$54.22	$55.66
Interest Income	2.52	2.68	0.34	0.36	0.17	0.19
Expenses and allocation to Special Limited Partner	(74.76)	(66.46)	(71.72)	(59.36)	(74.99)	(58.97)
Increase (decrease) for the period	51.70	67.19	24.82	41.13	(20.60)	(3.12)
Net asset value per unit, beginning of period	1,183.23	1,242.14	1,158.41	1,201.01	1,179.01	1,204.13
Net asset value per unit, end of period	$1,234.93	$1,309.33	$1,183.23	$1,242.14	$1,158.41	$1,201.01

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

	2016	2016	2015	2015	2014	2014
	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:
Net investment income (loss) **	(6.1)%	(4.7)%	(6.1)%	(5.4)%	(6.5)%	(5.0)%
Allocation to Special Limited Partner	—%	(0.3)%	—%	—%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner**	(6.1)%	(5.0)%	(6.1)%	(5.4)%	(6.5)%	(5.0)%
Operating expenses	6.3%	4.9%	6.1%	5.4%	6.5%	5.1%
Allocation to Special Limited Partner	—%	0.3%	—%	—%	—%	—%
Total expenses	6.3%	5.2%	6.1%	5.4%	6.5%	5.1%
Total return :
Total return before allocation to Special Limited Partner	4.4%	5.6%	2.1%	3.4%	(1.8)%	(0.3)%
Allocation to Special Limited Partner	—%	(0.2)%	—%	—%	—%	—%
Total return after allocation to Special Limited Partner	4.4%	5.4%	2.1%	3.4%	(1.8)%	(0.3)%

**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

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

Management has evaluated the impact of subsequent events through March 27, 2017, which is the date the financial statements were issued, and determined there were no subsequent events outside the normal course of business requiring adjustment to or disclosure in the financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2016

Selected unaudited quarterly financial data for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$596,998	$2,376,934	$3,763,100	$(681,053)
Net income (loss) before allocation to Special Limited Partner	$(45,447)	$1,695,899	$3,057,663	$(1,422,577)
Net income (loss) after allocation to Special Limited Partner	$(45,814)	$1,693,678	$3,057,663	$(1,422,577)
Increase (decrease) in net asset value per unit Class A	$(0.91)	$26.94	$45.27	$(19.60)
Increase (decrease) in net asset value per unit Class D	$2.65	$29.62	$51.67	$(16.75)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$452,115	$224,155	$1,478,184	$4,330,039
Net income (loss) before allocation to Special Limited Partner	$(348,060)	$(602,138)	$608,008	$3,314,593
Net income (loss) after allocation to Special Limited Partner	$(348,060)	$(602,138)	$608,008	$3,314,593
Increase (decrease) in net asset value per unit Class A	$(4.58)	$(8.69)	$7.91	$30.18
Increase (decrease) in net asset value per unit Class D	$(0.89)	$(5.19)	$12.05	$35.16

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

Not applicable.

Item 9A.	Controls and Procedures .

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data .” includes management’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information .

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The executive officer of the General Partner is Scott C. Kimple (Sole Manager of the General Partner).

Scott C. Kimple, age 51, is the Founder, Principal, Sole Manager and Portfolio Manager of the Advisor. Mr. Kimple manages the Partnership’s portfolio. Mr. Kimple has been listed as a principal and registered as an associated person of the General Partner since December 15, 2014 and December 23, 2014, respectively, and listed as a principal and registered as an associated person of the Advisor since January 27, 2012 and January 30, 2012, respectively. Mr. Kimple also was registered as an associated person and listed as a principal of Warrington Mgt., L.P., a commodity trading advisor (“CTA”), from July 1995 until October 1996 and again from April 30, 1999 until April 24, 2013. Mr. Kimple also was a principal and an associated person of Warrington Advisors LLC, a CTA and commodity pool operator, from June 2008 through July 2011.

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

Item 11.	Executive Compensation .

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business .” During the year ended December 31, 2016, the General Partner earned $794,540 in administrative fees. As compensation for its services, the Partnership pays the Advisor advisory fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business .” For the year ended December 31, 2016, the Advisor earned $1,589,074 in advisory fees. There was a profit share allocation earned by the Special Limited Partner of $2,588 on Class D shares for the year ended December 31, 2016. No profit share allocation was earned in 2015. The Special Limited Partner will not earn a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .
(a)	Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class GP unit equivalents	General Partner	$370,552	0.5%

(c)	Changes in control.

None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
(a)	Transactions with related persons . None.
(b)	Review, approval or ratification of transactions with related persons . Not applicable.
(c)

Promoters and certain control persons. Wells Fargo, Baird, Credit Suisse Securities (USA) LLC, MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business ” and “Item 11. Executive Compensation. ”

Item 14.	Principal Accountant Fees and Services.
(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2016 and 2015 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016	$162,500
2015	$142,400

(2)	Audit-Related Fees. None.
(3)

Tax Fees . The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2016	$30,000
2015	$29,248

(4)	All Other Fees. None.
(5)	Not Applicable.
(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules .

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Condensed Schedules of Investments at December 31, 2016 and 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

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

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Sole Manager)(filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of Sole Manager)(filed herewith).

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

Date: March 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)
Warrington GP, LLC

Date: March 27, 2017