Form 10-Q
period 2017-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2017-05-15
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised Financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2017, 51,687.03 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Cash (Note 3c)	$19,075,190	$26,494,170
Cash margin (Note 3c)	24,916,129	11,471,701
Other receivable	9,489	-
Options purchased, at fair value (cost $369,000 and $577,300 at March 31, 2017 and December 31, 2016, respectively)	387,000	621,000
Total trading equity	44,387,808	38,586,871
Investments in U.S. government securities, at fair value (cost $27,980,124 and $34,975,633 at March 31, 2017 and December 31, 2016, respectively)	28,015,099	34,993,486
Total assets	$72,402,907	$73,580,357
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium received $1,050,900 and $635,950 at March 31, 2017 and December 31, 2016, respectively)	$514,950	$699,200
Accrued expenses:
Ongoing selling agent fees (Note 3c)	117,870	119,813
Advisory fees (Note 3b)	118,773	120,573
Administrative fees (Note 3a)	59,387	60,287
Professional fees	81,545	44,128
Other	40,418	3,096
Redemptions payable (Note 5)	2,115,504	732,695
Total liabilities	3,048,447	1,779,792
Partners’ Capital (Notes 1 and 5):
General Partner, Class GP, (500.1677 and 327.3092 unit equivalents outstanding at March 31, 2017 and December 31, 2016, respectively)	587,040	370,552
Limited Partners, Class A, (54,108.3033 and 56,865.8745 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively)	68,219,538	70,225,435
Limited Partners, Class D, (409.5317 and 919.9988 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively)	547,882	1,204,578
Total partners’ capital	69,354,460	71,800,565
Total liabilities and partners’ capital	$72,402,907	$73,580,357
Net asset value per unit:
Class A	$1,260.80	$1,234.93
Class D	$1,337.83	$1,309.33
Class GP	$1,173.69	$1,132.11

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due April 6, 2017	$9,000,000	$8,999,397	12.98%
Treasury Bill 0% due May 4, 2017	8,016,200	8,011,938	11.55
Treasury Bill 0% due June 22, 2017	7,000,000	6,991,709	10.08
Treasury Bill 0% due July 13, 2017	4,019,300	4,012,055	5.78
Total investments in U.S. government securities at fair value (cost $27,980,124)		$28,015,099	40.39%
	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	180	$67,500	0.10%
Puts	180	319,500	0.46
Total options purchased		387,000	0.56
Written Options
Indices
Calls	1,540	(67,750)	(0.10)
Puts	2,172	(447,200)	(0.64)
Total written options (premium received $1,050,900)		(514,950)	(0.74)
Net fair value		$(127,950)	(0.18)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2016

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due May 4, 2017	$8,016,200	$8,000,314	11.14%
Treasury Bill 0% due April 6, 2017	$9,000,000	8,990,343	12.52
Treasury Bill 0% due March 2, 2017	$9,010,000	9,004,809	12.54
Treasury Bill 0% due February 2, 2017	$9,000,000	8,998,020	12.53
Total investments in U.S. government securities at fair value (cost $34,975,633)		$34,993,486	48.73%

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	184	$621,000	0.86%
Total options purchased		621,000	0.86
Written Options
Indices
Calls	920	(69,000)	(0.10)
Puts	920	(630,200)	(0.87)
Total written options (premium received $635,950)		(699,200)	(0.97)
Net fair value		$(78,200)	(0.11)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$47,797	$41,406
Expenses:
Ongoing selling agent fees	353,934	427,201
Clearing fees	214,989	124,045
Advisory fees	356,748	428,383
Administrative fees	178,374	214,191
Other	97,599	98,950
Total expenses	1,201,644	1,292,770
Net investment income (loss)	(1,153,847)	(1,251,364)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,259,050	(193,113)
Change in net unrealized gains (losses) on open contracts	573,500	21,900
Total trading results	2,832,550	(171,213)
Net income (loss) before allocation to Special Limited Partner	1,678,703	(1,422,577)
Allocation to Special Limited Partner	(202,881)	—
Net income (loss) available for pro rata distribution	$1,475,822	$(1,422,577)

Net income (loss) allocation by class:
Class A	$1,435,997	$(1,408,541)
Class D	$26,217	$(12,637)
Class GP	$13,608	$(1,399)
Net asset value per unit
Class A (54,108.3033 and 68,604.4732 units outstanding at March 31, 2017 and 2016, respectively)	$1,260.80	$1,163.63
Class D (409.5317 and 754.6927 units outstanding at March 31, 2017 and 2016, respectively)	$1,337.83	$1,225.39
Class GP (500.1677 and 325.0000 units outstanding at March 31, 2017 and 2016, respectively)	$1,173.69	$1,027.41
Net income (loss) per unit
Class A*	$25.87	$(19.60)
Class D*	$28.50	$(16.75)
Class GP	$41.58	$(4.31)
Weighted average units outstanding
Class A	56,068.49	72,210.21
Class D	920.00	754.69
Class GP	327.31	325.00

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners' capital at December 31, 2016	$70,225,435	56,865.87	$1,204,578	920.00	$370,552	327.31	$71,800,565	58,113.18
Net Income (loss)	1,435,997	—	26,217	—	13,608	—	1,475,822	—
Subscriptions - General Partner	—	—	—	—	202,880	172.86	309,640	252.66
Subscriptions - Limited Partner			106,760	79.80
Redemptions - Limited Partners	(3,441,894)	(2,757.57)	(789,673)	(590.27)	—	—	(4,231,567)	(3,347.84)
Partners' capital at March 31, 2017	$68,219,538	54,108.30	$547,882	409.53	$587,040	500.17	$69,354,460	55,018.00

	Class A		Class D		Class GP*		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners' capital at December 31, 2015	$87,057,316	73,575.75	$937,431	754.69	$335,308	325.00	$88,330,055	74,655.44
Net Income (loss)	(1,408,541)	—	(12,637)	—	(1,399)	—	(1,422,577)	—
Redemptions - Limited Partners	(5,818,660)	(4,971.28)	—	—	—	—	(5,818,660)	(4,971.28)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners' capital at March 31, 2016	$79,830,115	68,604.47	$924,794	754.69	$333,909	325.00	$81,088,818	69,684.16

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2017

(Unaudited)

1.	Organization:

Managed Futures Premier Warrington L.P. (formerly known as Warrington Fund L.P.) (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and option contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may also hold U.S. Treasury bills (“T-Bills”). The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

Effective as of the close of business on March 31, 2015, Warrington SLP, LP, a Delaware limited partnership and an affiliate of the General Partner, became a special limited partner of the Partnership (the “Special Limited Partner”) and receives a quarterly profit share allocation equal to 20% of new trading profits from the Partnership in the form of Redeemable Units, subject to a high water mark.

All of the trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”), an affiliate of the General Partner, using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2017.

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

During the three months ended March 31, 2017, the Partnership’s commodity broker was Wells Fargo Securities, LLC (“Wells Fargo”), a registered futures commission merchant. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

The Partnership maintains a continuing services agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the continuing services agreement, Morgan Stanley Wealth Management will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017 and December 31, 2016, the results of its operations for the three months ended March 31, 2017  and 2016 and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the three month period ended March 31, 2017 and 2016, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

The Partnership’s investments in U.S. government securities as of March 31, 2017 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$49.69	$52.75	$(2.43)	$(2.55)
Interest Income	0.83	0.88	0.57	0.60
Expenses	(24.65)	(25.13)	(17.74)	(14.80)
Increase (decrease) for the period	25.87	28.50	(19.60)	(16.75)
Net asset value per unit, beginning of period	1,234.93	1,309.33	1,183.23	1,242.14
Net asset value per unit, end of period	$1,260.80	$1,337.83	$1,163.63	$1,225.39

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2017

(Unaudited)

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.6)%	(5.3)%	(6.0)%	(4.6)%
Allocation to Special Limited Partner	(0.3)%	(0.5)%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(6.9)%	(5.8)%	(6.0)%	(4.6)%
Operating expenses	6.8%	5.6%	6.2%	4.8%
Allocation to Special Limited Partner	0.3%	0.5%	—%	—%
Total expenses	7.1%	6.1%	6.2%	4.8%
Total return:
Total return before allocation to Special Limited Partner	2.4%	2.7%	(1.7)%	(1.4)%
Allocation to Special Limited Partner	(0.3)%	(0.5)%	—%	—%
Total return after allocation to Special Limited Partner	2.1%	2.2%	(1.7)%	(1.4)%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

The futures and cleared swaps agreement between the Partnership and Wells Fargo gives, and the customer agreement between the Partnership and Morgan Stanley & Co. LLC (“MS&Co”) gave, the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of put and call option contracts held during the three months ended March 31, 2017 and 2016 were 4,370 and 1,978, respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2017

(Unaudited)

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at March 31, 2017 and December 31, 2016, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
March 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$387,000	$—	$387,000	$(387,000)	$—	$—
Total assets	387,000	—	387,000	(387,000)	—	—
Liabilities
Written options	$(514,950)	$—	$(514,950)	$387,000	$—	$(127,950)
Total liabilities	(514,950)	—	(514,950)	387,000	—	(127,950)
Net fair value						$(127,950)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$621,000	$—	$621,000	$(621,000)	$—	$—
Total assets	621,000	—	621,000	(621,000)	—	—
Liabilities
Written options	$(699,200)	$—	$(699,200)	$621,000	$—	$(78,200)
Total liabilities	(699,200)	—	(699,200)	621,000	—	(78,200)
Net fair value						$(78,200)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017
Assets
Options purchased
Indices	$387,000
Total options purchased	$387,000	*
Liabilities
Written options
Indices	$(514,950)
Total written options premium received	$(514,950)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statement of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2017

(Unaudited)

	December 31, 2016
Assets
Options purchased
Indices	$621,000
Total options purchased	$621,000	*
Liabilities
Written options
Indices	$(699,200)
Total written options	$(699,200)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statement of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Sector-Indices	2017		2016
Net realized gains (losses) on closed contracts	$2,259,050		$(193,113)
Change in net unrealized gains (losses) on open contracts	573,500		21,900
Total trading results	$2,832,550	***	$(171,213)	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the three-month period ended March 31, 2017.

	Calls			Puts

		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	920	$548,550	$57,500	920	$480,470	$578,450
Options written	8,394	5,098,008	729,450	22,451	12,282,508	7,296,875
Options exercised	-	-	-	-	-	-
Options expired	(7,302)	(4,415,470)	(652,450)	(16,637)	(9,032,893)	(5,205,300)
Options closed	(472)	(283,200)	(49,625)	(4,562)	(2,531,810)	(1,704,000)
Outstanding options, end of period	1,540	$947,888	$84,875	2,172	$1,198,275	$966,025

5.	Fair Value Measurements:

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

March 31, 2017

(Unaudited)

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2017 and December 31, 2016, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three months ended March 31, 2017 and the twelve months ended December 31, 2016, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total March 31, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$28,015,099	$—	$28,015,099	$—
Options purchased	387,000	387,000	—	—
Total assets	28,402,099	387,000	28,015,099	—
Liabilities
Written options	$514,950	$514,950	$—	$—
Total liabilities	514,950	514,950	—	—
Net fair value	$27,887,149	$(127,950)	$28,015,099	$—

	Total December 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$34,993,486	$—	$34,993,486	$—
Options purchased	621,000	621,000	—	—
Total assets	35,614,486	621,000	34,993,486	—
Liabilities
Written options	$699,200	$699,200	$—	$—
Total liabilities	699,200	699,200	—	—
Net fair value	$34,915,286	$(78,200)	$34,993,486	$—

6.	Financial Instrument Risks:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2017

(Unaudited)

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin and options purchased at fair value) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, the Partnership’s capital decreased 3.4% from $71,800,565 to $69,354,460. This decrease was attributable to redemptions of 2,757.57 Class A Redeemable Units and 590.27 Class D Redeemable Units totaling $4,231,567 which was partially offset by net income of $1,475,822 and Class GP additions of 172.86 units totaling $202,880. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the December 31, 2016 annual Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Class A unit increased 2.1% from $1,234.93 to $1,260.80, as compared to a decrease of 1.7% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Class D unit increased 2.2% from $1,309.33 to $1,337.83, as compared to a decrease of 1.3% in the first quarter of 2016. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2017 of $2,832,550. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading loss before fees and expenses and interest income in the first quarter of 2016 of $171,213. Losses were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the first quarter of 2017, the Partnership recorded trading gains in S&P 500® Index options. The most significant gains were achieved during March as increased volatility in S&P 500® Index prices provided the Partnership with profit opportunities as the S&P 500® Index traded with multiple up and down moves during the month. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive return for the quarter. The Partnership’s gains from January and March offset the small loss incurred in February.

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

Interest income is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Interest income for the three months ended March 31, 2017 increased by $6,391 as compared to the corresponding period in 2016. The increase in the three months ended March 31, 2017 in interest income is due to higher U.S. Treasury bill rates, as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership and Wells Fargo had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three months ended March 31, 2017 decreased by $73,267 as compared to the corresponding period in 2016. This decrease is due to lower average net assets during the three months ended March 31, 2017, as compared to the corresponding period in 2016.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2017 increased by $90,944 as compared to the corresponding period in 2016. The increase in clearing fees is primarily due to an increase in the number of trades executed during the three months ended March 31, 2017, as compared to the corresponding period in 2016. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three months ended March 31, 2017 decreased by $71,635 as compared to the corresponding period in 2016. The decrease in advisory fees is due to lower average net assets during the three months ended March 31, 2017, as compared to the corresponding period in 2016.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2017 decreased by $35,817 as compared to the corresponding period in 2016. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2017, as compared to the corresponding period in 2016.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was a profit share allocation of $202,881 for the three months ended March 31, 2017 and no profit share allocations made for the corresponding period in the 2016.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

As of March 31, 2017, the Partnership’s total capitalization was $69,354,460.

March 31, 2017

			Three months ended March 31, 2017**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$24,916,129	35.9%	$39,225,354	$11,507,526	$28,525,510
Total	$24,916,129	35.9%

As of December 31, 2016, the Partnership’s total capitalization was $71,800,565.

December 31, 2016

			Twelve months ended December 31, 2016**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$11,471,701	15.98%	$43,597,275	$2,674,117	$24,923,941
Total	$11,471,701	15.98%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2017, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	770.8393	$1,241.49	—	N/A	N/A	N/A
February 1, 2017 - February 28, 2017	850.4758	$1,237.33	—	N/A	N/A	N/A
March 1, 2017 - March 31, 2017	1,136.2562	$1,260.80	590.2680	$1,337.83	N/A	N/A
Total	2,757.5713	$1,248.16	590.2680	$1,337.83

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

10.3

Continuing Services Agreement among the Partnership, Warrington GP, LLC, Warrington Asset Management LLC and Morgan Stanley Smith Barney LLC, dated March 31, 2015 (filed as Exhibit 10.3 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	May 15, 2017