Form 10-Q
period 2017-06-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2017-08-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 49,127.45 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2017	December 31, 2016
Assets:
Equity in trading account:
Cash	$23,091,608	$26,494,170
Cash margin	18,802,884	11,471,701
Options purchased, at fair value (cost $824,325 and $577,300 at June 30, 2017 and December 31, 2016, respectively)	839,550	621,000
Total trading equity	42,734,042	38,586,871
Investments in U.S. government securities, at fair value (cost $24,943,653 and $34,975,633 at June 30, 2017 and December 31, 2016, respectively)	24,981,201	34,993,486
Total assets	$67,715,243	$73,580,357
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium received $687,300 and $635,950 at June 30, 2017 and December 31, 2016, respectively)	$673,163	$699,200
Accrued expenses:
Ongoing selling agent fees	110,296	119,813
Advisory fees	110,457	120,573
Administrative fees	55,229	60,287
Professional fees	117,293	44,128
Other	34,311	3,096
Redemptions payable	1,746,648	732,695
Total liabilities	2,847,397	1,779,792
Partners’ Capital:
General Partner, Class GP, (622.2925 and 327.3092 unit equivalents outstanding at June 30, 2017 and December 31, 2016, respectively)	754,605	370,552
Limited Partners, Class A, (49,591.1822 and 56,865.8745 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively)	63,554,925	70,225,435
Limited Partners, Class D, (409.5317 and 919.9988 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively)	558,316	1,204,578
Total partners’ capital	64,867,846	71,800,565
Total liabilities and partners’ capital	$67,715,243	$73,580,357
Net asset value per unit:
Class A	$1,281.58	$1,234.93
Class D	$1,363.31	$1,309.33
Class GP	$1,212.63	$1,132.11

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due July 6, 2017	$2,000,000	$1,999,794	3.08%
Treasury Bill 0% due July 13, 2017	4,019,300	4,018,456	6.19
Treasury Bill 0% due August 31, 2017	7,000,000	6,990,873	10.78
Treasury Bill 0% due September 21, 2017	8,000,000	7,984,056	12.31
Treasury Bill 0% due October 19, 2017	4,000,000	3,988,022	6.15
Total investments in U.S. government securities at fair value (cost $24,943,653)		$24,981,201	38.51%
	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	348	839,550	1.29%
Total options purchased (cost $824,325)		839,550	1.29
Written Options
Indices
Calls	783	(27,188)	(0.04)
Puts	1,914	(645,975)	(1.00)
Total written options (premium received $687,300)		(673,163)	(1.04)
Net fair value		$166,387	0.25%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2016

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due May 4, 2017	$8,016,200	$8,000,314	11.14%
Treasury Bill 0% due April 6, 2017	$9,000,000	8,990,343	12.52
Treasury Bill 0% due March 2, 2017	$9,010,000	9,004,809	12.54
Treasury Bill 0% due February 2, 2017	$9,000,000	8,998,020	12.53
Total investments in U.S. government securities at fair value (cost $34,975,633)		$34,993,486	48.73%
	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	184	$621,000	0.86%
Total options purchased (cost $577,300)		621,000	0.86
Written Options
Indices
Calls	920	(69,000)	(0.10)
Puts	920	(630,200)	(0.88)
Total written options (premium received $635,950)		(699,200)	(0.97)
Net fair value		$(78,200)	(0.11)%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$75,563	$48,073	$123,360	$89,479
Expenses:
Ongoing selling agent fees	335,795	402,844	689,729	830,045
Clearing fees	180,798	118,635	395,787	242,680
Advisory fees	336,404	404,322	693,152	832,705
Administrative fees	168,202	202,162	346,576	416,353
Other	104,486	98,953	202,085	197,903
Total expenses	1,125,685	1,226,916	2,327,329	2,519,686
Net investment income (loss)	(1,050,122)	(1,178,843)	(2,203,969)	(2,430,207)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,921,001	4,306,444	5,180,051	4,113,331
Change in net unrealized gains (losses) on open contracts	(524,587)	(69,938)	48,913	(48,038)
Total trading results	2,396,414	4,236,506	5,228,964	4,065,293
Net income (loss) before allocation to Special Limited Partner	1,346,292	3,057,663	3,024,995	1,635,086
Allocation to Special Limited Partner	(250,938)	—	(453,819)	—
Net income (loss) available for pro rata distribution	$1,095,354	$3,057,663	$2,571,176	$1,635,086

Net income (loss) allocation by class:
Class A	$1,068,292	$3,001,303	$2,504,289	$1,592,762
Class D	$10,434	$38,997	$36,651	$26,360
Class GP	$16,628	$17,363	$30,236	$15,964
Net asset value per unit
Class A (49,591.1822 and 63,922.7392 units outstanding at June 30, 2017 and 2016, respectively)	$1,281.58	$1,208.90	$1,281.58	$1,208.90
Class D (409.5317 and 754.6927 units outstanding at June 30, 2017 and 2016, respectively)	$1,363.31	$1,277.06	$1,363.31	$1,277.06
Class GP (622.2925 and 325.0000 units outstanding at June 30, 2017 and 2016, respectively)	$1,212.63	$1,080.84	$1,212.63	$1,080.84
Net income (loss) per unit
Class A*	$20.78	$45.27	$46.65	$25.67
Class D*	$25.48	$51.67	$53.98	$34.92
Class GP*	$38.94	$53.43	$80.52	$49.12
Weighted average units outstanding
Class A	52,249.80	67,301.02	54,159.15	69,755.62
Class D	409.53	754.69	664.77	754.69
Class GP	443.63	325.00	385.47	325.00

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners' capital at December 31, 2016	$70,225,435	56,865.87	$1,204,578	920.00	$370,552	327.31	$71,800,565	58,113.18
Net Income (loss)	2,504,289	—	36,651	—	30,236	—	2,571,176	—
Subscriptions - General Partner	—	—	—	—	453,817	379.79	453,817	379.79
Subscriptions - Limited Partner	—	—	106,760	79.80	—	—	106,760	79.80
Redemptions - General Partner	—	—	—	—	(100,000)	(84.81)	(100,000)	(84.81)
Redemptions - Limited Partners	(9,174,799)	(7,274.69)	(789,673)	(590.27)	—	—	(9,964,472)	(7,864.96)
Partners' capital at June 30, 2017	$63,554,925	49,591.18	$558,316	409.53	$754,605	622.29	$64,867,846	50,623.00

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners' capital at December 31, 2015	$87,057,316	73,575.75	$937,431	754.69	$335,308	325.00	$88,330,055	74,655.44
Net Income (loss)	1,592,762	—	26,360	—	15,964	—	1,635,086	—
Redemptions - Limited Partners	(11,373,794)	(9,653.01)	—	—	—	—	(11,373,794)	(9,653.01)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners' capital at June 30, 2016	$77,276,284	63,922.74	$963,791	754.69	$351,272	325.00	$78,591,347	65,002.43

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

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

Effective as of the close of business on March 31, 2015, Warrington GP, LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is beneficially owned by Scott C. Kimple. From inception to the close of business on March 31, 2015, Ceres Managed Futures LLC, a Delaware limited liability company, acted as the general partner (“CMF GP”) and commodity pool operator of the Partnership. On January 9, 2015, Scott C. Kimple proposed in a proxy statement (the “Proxy Statement”) filed with the Securities and Exchange Commission (the “SEC”) and distributed to Limited Partners (defined below), that Warrington GP, LLC become the new general partner of the Partnership. The requisite number of each class of limited partnership interests approved the proposals described in the Proxy Statement, and, as a result, Warrington GP, LLC became the new general partner of the Partnership effective as of the close of business on March 31, 2015. CMF GP withdrew as the general partner of the Partnership immediately following Warrington GP, LLC becoming the Partnership’s new general partner. References to the “General Partner” herein refer to Warrington GP, LLC and/or CMF GP, as the context requires.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2017.

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

During the three months ended June 30, 2017, the Partnership’s commodity brokers were Wells Fargo Securities, LLC (“Wells Fargo”), Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), all of whom are registered futures commission merchants. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

Effective April 21, 2017, the Partnership entered into a commodity futures customer agreement with Wedbush (the “Wedbush Customer Agreement”); however, the Partnership did not engage in any trading activity through Wedbush until June 26, 2017. The Partnership pays Wedbush trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

(Unaudited)

cash, Wedbush does not pay interest on excess cash held in the Partnership’s account. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

Effective March 13, 2017, the Partnership entered into a commodity futures customer agreement with ADM (the “ADM Customer Agreement”); however, the Partnership did not engage in any trading activity through ADM until April 6, 2017. The Partnership pays ADM trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, ADM does not pay interest on excess cash held in the Partnership’s account. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and schedule of investments at June 30, 2017 and December 31, 2016, the results of its operations for the three and six months ended June 30, 2017  and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the three month periods ended June 30, 2017 and 2016, the Partnership engaged in such trading through

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

(Unaudited)

commodity brokerage accounts primarily maintained with Wells Fargo, with de minimis trading through commodity brokerage accounts at Wedbush and ADM.

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

The Partnership’s investments in U.S. government securities as of June 30, 2017 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

Investment Company Status: Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of FASB Accounting Standards Codification Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

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

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$45.56	$48.40	$62.64	$66.06	$95.25	$101.15	$60.21	$63.51
Interest Income	1.42	1.51	0.70	0.75	2.25	2.39	1.27	1.35
Expenses	(26.20)	(24.43)	(18.07)	(15.14)	(50.85)	(49.56)	(35.81)	(29.94)
Increase (decrease) for the period	20.78	25.48	45.27	51.67	46.65	53.98	25.67	34.92
Net asset value per unit, beginning of period	1,260.80	1,337.83	1,163.63	1,225.39	1,234.93	1,309.33	1,183.23	1,242.14
Net asset value per unit, end of period	$1,281.58	$1,363.31	$1,208.90	$1,277.06	$1,281.58	$1,363.31	$1,208.90	$1,277.06

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

(Unaudited)

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.3)%	(5.1)%	(6.0)%	(4.6)%	(6.5)%	(5.1)%	(6.0)%	(4.6)%
Allocation to Special Limited Partner	(0.4)%	(0.5)%	—%	—%	(0.7)%	(1.0)%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(6.7)%	(5.6)%	(6.0)%	(4.6)%	(7.2)%	(6.1)%	(6.0)%	(4.6)%
Operating expenses	6.8%	5.5%	6.2%	4.9%	6.9%	5.4%	6.2%	4.8%
Allocation to Special Limited Partner	0.4%	0.5%	—%	—%	0.7%	1.0%	—%	—%
Total expenses	7.2%	6.0%	6.2%	4.9%	7.6%	6.4%	6.2%	4.8%
Total return:
Total return before allocation to Special Limited Partner	2.1%	2.4%	3.9%	4.2%	4.5%	5.1%	2.2%	2.8%
Allocation to Special Limited Partner	(0.4)%	(0.5)%	—%	—%	(0.7)%	(1.0)%	—%	—%
Total return after allocation to Special Limited Partner	1.7%	1.9%	3.9%	4.2%	3.8%	4.1%	2.2%	2.8%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

The Wells Fargo Customer Agreement, the Wedbush Customer Agreement and the ADM Customer Agreement give, and the customer agreement between the Partnership and Morgan Stanley & Co. LLC (“MS&Co”) gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wells Fargo, Wedbush, ADM and executing brokers, as applicable, are, and all clearing fees paid to MS&Co. were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of put and call option contracts held during the three and six months ended June 30, 2017 and 2016 were 3,342, 3,856, and 1,773, 1,876, respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

(Unaudited)

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at June 30, 2017 and December 31, 2016, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
June 30, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$839,550	$—	$839,550	$(839,550)	$—	$—
Total assets	839,550	—	839,550	(839,550)	—	—
Liabilities
Written options	$(673,163)	$—	$(673,163)	$839,550	$—	$166,387
Total liabilities	(673,163)	—	(673,163)	839,550	—	166,387
Net fair value						$166,387

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$621,000	$—	$621,000	$(699,200)	$—	$(78,200)
Total assets	621,000	—	621,000	(699,200)	—	(78,200)
Liabilities
Written options	$(699,200)	$—	$(699,200)	$699,200	$—	$—
Total liabilities	(699,200)	—	(699,200)	699,200	—	—
Net fair value						$(78,200)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
Assets
Options purchased
Indices	$839,550
Total options purchased	$839,550	*
Liabilities
Written options
Indices	$(673,163)
Total written options premium received	$(673,163)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statement of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

(Unaudited)

	December 31, 2016
Assets
Options purchased
Indices	$621,000
Total options purchased	$621,000	*
Liabilities
Written options
Indices	$(699,200)
Total written options	$(699,200)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statement of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector-Indices	2017		2016		2017		2016
Net realized gains (losses) on closed contracts	$2,921,001		$4,306,444		$5,180,051		$4,113,331
Change in net unrealized gains (losses) on open contracts	(524,587)		(69,938)		48,913		$(48,038)
Total trading results	$2,396,414	***	$4,236,506	***	$5,228,964	***	$4,065,293	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the six-month period ended June 30, 2017.

	Calls			Puts

		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	920	$548,550	$57,500	920	$480,470	$578,450
Options written	14,739	9,034,218	1,139,175	42,806	23,929,913	14,084,163
Options exercised	(174)	(104,183)	(43,500)	(130)	(77,188)	(14,000)
Options expired	(14,230)	(8,807,583)	(1,064,400)	(32,130)	(17,847,649)	(10,592,750)
Options closed	(472)	(283,200)	(49,625)	(9,552)	(5,374,774)	(3,407,713)
Outstanding options, end of period	783	$387,802	$39,150	1,914	$1,110,772	$648,150

5.	Fair Value Measurements:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

(Unaudited)

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the six month period ended June 30, 2017 and the twelve month period ended December 31, 2016, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the six months ended June 30, 2017 and the twelve months ended December 31, 2016, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total June 30, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$24,981,201	$—	$24,981,201	$—
Options purchased	839,550	839,550	—	—
Total assets	25,820,751	839,550	24,981,201	—
Liabilities
Written options	$673,163	$673,163	$—	$—
Total liabilities	673,163	673,163	—	—
Net fair value	$25,147,588	$166,387	$24,981,201	$—

	Total December 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$34,993,486	$—	$34,993,486	$—
Options purchased	621,000	621,000	—	—
Total assets	35,614,486	621,000	34,993,486	—
Liabilities
Written options	$699,200	$699,200	$—	$—
Total liabilities	699,200	699,200	—	—
Net fair value	$34,915,286	$(78,200)	$34,993,486	$—

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options,

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co. and/or Wells Fargo, Wedbush and ADM, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or Wells Fargo, Wedbush or ADM, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wells Fargo, Wedbush and ADM. However, the Partnership’s concentration risk has been mitigated with the addition of Wedbush and ADM in this reporting period.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2017

(Unaudited)

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

The General Partner evaluated events that occurred after the balance sheet date but before financial statements were issued. The General Partner has assessed the subsequent events through August 14, 2017 and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin and options purchased at fair value) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first half of 2017.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2017, the Partnership’s capital decreased 9.7% from $71,800,565 to $64,867,846. This decrease was attributable to redemptions of 7,274.69 Class A Redeemable Units, 590.27 Class D Redeemable Units and 84.81 Class GP Redeemable Units totaling $10,064,472 which was partially offset by net income of $2,571,176, Class D additions of 79.80 units and Class GP additions of 379.79 units totaling $560,579. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the December 31, 2016 annual Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Class A unit increased 1.7% from $1,260.80 to $1,281.58, as compared to an increase of 3.9% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Class D unit increased 1.9% from $1,337.83 to $1,363.31, as compared to a decrease of 4.2% in the second quarter of 2016. The Partnership experienced a net trading gain before fees and expenses and interest income in the second quarter of 2017 of $2,396,414. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the second quarter of 2016 of $4,236,506. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the second quarter of 2017, the Partnership recorded trading gains in S&P 500® Index options. The most significant gains were achieved during May as moderate volatility in S&P 500® Index prices provided the Partnership with a profit opportunity as the S&P 500® Index had an intramonth decline. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive return for the quarter. The Partnership recorded gains every month of the quarter.

During the Partnership’s six months ended June 30, 2017, the net asset value per Class A unit increased 3.8% from $1,234.93 to $1,281.58, as compared to an increase of 2.2% in the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Class D unit increased 4.1% from $1,309.33 to $1,363.31, as compared to an increase of 2.8% in the six months ended June 30, 2016. The Partnership experienced a net trading gain before fees and expenses and interest income in the six months ended June 30, 2017 of $5,228,964. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the six months ended June 30, 2016 of $4,065,293. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the six month period ended June 30, 2017, the Partnership recorded trading gains in S&P 500® Index options. The most significant gains were achieved during March as the Partnership was able to profitably close out its ratio put spreads in multiple expirations due to general weakness throughout the month. Gains were also recorded during January, March, April, May, and June from the Partnership’s ratio put spread positions. The Partnership achieved nominal gains for February.

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

Interest income is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush and ADM do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Any amounts of excess cash not committed for margin, if any, maintained at Wedbush and ADM were immaterial. Interest income for the three and six months ended June 30, 2017 increased by $27,490 and $33,881, respectively, as compared to the corresponding periods in 2016. The increase in the three and six months ended June 30, 2017 in interest income is due to higher U.S. Treasury bill rates, as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership and Wells Fargo had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and six months ended June 30, 2017 decreased by $67,049 and $140,316, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2017 increased by $62,163 and $153,107, respectively, as compared to the corresponding periods in 2016. The increase in clearing fees is primarily due to an increase in the number of trades executed during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and six months ended June 30, 2017 decreased by $67,918 and $139,553, respectively, as compared to the corresponding periods in 2016. The decrease in advisory fees is due to lower average net assets during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2017 decreased by $33,960 and $69,777, respectively, as compared to the corresponding periods in 2016. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was a profit share allocation of $250,938 and $453,819 for the three and six months ended June 30, 2017 and no profit share allocations made for the corresponding periods in 2016.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

As of June 30, 2017, the Partnership’s total capitalization was $64,867,846.

June 30, 2017

			Three months ended June 30, 2017**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$18,802,884	29.0%	$45,196,768	$9,545,757	$29,096,568
Total	$18,802,884	29.0%

As of December 31, 2016, the Partnership’s total capitalization was $71,800,565.

December 31, 2016

			Twelve months ended December 31, 2016**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$11,471,701	15.98%	$43,597,275	$2,674,117	$24,923,941
Total	$11,471,701	15.98%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2017, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	2,421.2750	$1,261.30	—	N/A	N/A	N/A
May 1, 2017 - May 31, 2017	732.9568	$1,271.98	—	N/A	N/A	N/A
June 1, 2017 - June 30, 2017	1,362.8893	$1,281.58	—	N/A	N/A	N/A
Total	4,517.1211	$1,269.15	—

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

(d)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.1(d) to the current report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

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

10.7		Commodity Futures Contracts Customer Agreement between the Partnership and Wedbush Securities, Inc., dated April 21, 2017 (filed herewith).

10.8	Commodity Futures Contracts Customer Agreement between the Partnership and ADM Investor Services, Inc, dated March 13, 2017 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Sole Manager) (filed herewith).

32.1	Section 1350 Certification (Certification of Sole Manager) (filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER WARRINGTON L.P.

By:	Warrington GP, LLC
(General Partner)

By:	/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	August 14, 2017