Form 10-Q
period 2017-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2017-11-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 47,465.62 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2017	December 31, 2016
Assets:
Equity in trading account:
Cash	$(833,785)	$26,494,170
Cash margin	38,768,676	11,471,701
Options purchased, at fair value (cost $330,000 and $577,300 at September 30, 2017 and December 31, 2016, respectively)	198,000	621,000
Total trading equity	38,132,891	38,586,871
Investments in U.S. government securities, at fair value (cost $25,006,310 and $34,975,633 at September 30, 2017 and December 31, 2016, respectively)	25,039,800	34,993,486
Total assets	$63,172,691	$73,580,357
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium received $609,650 and $635,950 at September 30, 2017 and December 31, 2016, respectively)	$316,012	$699,200
Accrued expenses:
Ongoing selling agent fees	103,156	119,813
Advisory fees	103,365	120,573
Administrative fees	51,683	60,287
Professional fees	96,339	44,128
Other	31,569	3,096
Redemptions payable	820,618	732,695
Total liabilities	1,522,742	1,779,792
Partners’ Capital:
General Partner, Class GP, (293.0594 and 327.3092 unit equivalents outstanding at September 30, 2017 and December 31, 2016, respectively)	356,553	370,552
Limited Partners, Class A, (47,831.2589 and 56,865.8745 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively)	60,738,455	70,225,435
Limited Partners, Class D, (409.5317 and 919.9988 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively)	554,941	1,204,578
Total partners’ capital	61,649,949	71,800,565
Total liabilities and partners’ capital	$63,172,691	$73,580,357
Net asset value per unit:
Class A	$1,269.85	$1,234.93
Class D	$1,355.07	$1,309.33
Class GP	$1,216.67	$1,132.11

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. government securities, at fair value
United States
Government
Treasury Bill 0% due October 19, 2017	$6,005,900	$6,002,922	9.74%
Treasury Bill 0% due November 16, 2017	4,033,700	4,028,443	6.53
Treasury Bill 0% due January 4, 2018	7,024,400	7,005,956	11.36
Treasury Bill 0% due February 22, 2018	8,037,200	8,002,479	12.98
Total investments in U.S. government securities at fair value (cost $25,006,310)		$25,039,800	40.62%
	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	264	198,000	0.32%
Total options purchased (cost $330,000)		198,000	0.32
Written Options
Indices
Calls	1,325	(115,812)	(0.19)
Puts	2,552	(200,200)	(0.32)
Total written options (premium received $609,650)		(316,012)	(0.51)
Net fair value		$(118,012)	(0.19)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$83,724	$37,197	$207,084	$126,676
Expenses:
Ongoing selling agent fees	314,895	386,500	1,004,624	1,216,545
Clearing fees	185,570	183,789	581,357	426,469
Advisory fees	315,543	388,056	1,008,695	1,220,761
Administrative fees	157,772	194,030	504,348	610,383
Other	59,586	98,949	261,671	296,852
Total expenses	1,033,366	1,251,324	3,360,695	3,771,010
Net investment income (loss)	(949,642)	(1,214,127)	(3,153,611)	(3,644,334)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	239,345	2,826,025	5,419,395	6,939,355
Change in net unrealized gains (losses) on open contracts	132,275	84,001	181,189	35,964
Total trading results	371,620	2,910,026	5,600,584	6,975,319
Net income (loss) before allocation to Special Limited Partner	(578,022)	1,695,899	2,446,973	3,330,985
Allocation to Special Limited Partner	—	(2,221)	(453,819)	(2,221)
Net income (loss) available for pro rata distribution	$(578,022)	$1,693,678	$1,993,154	$3,328,764

Net income (loss) allocation by class:
Class A	$(576,595)	$1,658,977	$1,927,694	$3,251,739
Class D	$(3,375)	$22,348	$33,276	$48,708
Class GP	$1,948	$12,353	$32,184	$28,317
Net asset value per unit
Class A (47,831.2589 and 59,936.3255 units outstanding at September 30, 2017 and 2016, respectively)	$1,269.85	$1,235.84	$1,269.85	$1,235.84
Class D (409.5317 and 754.6927 units outstanding at September 30, 2017 and 2016, respectively)	$1,355.07	$1,306.68	$1,355.07	$1,306.68
Class GP (293.0594 and 326.9846 units outstanding at September 30, 2017 and 2016, respectively)	$1,216.67	$1,118.85	$1,216.67	$1,118.85
Net income (loss) per unit
Class A*	$(11.73)	$26.94	$34.92	$52.61
Class D*	$(8.24)	$29.62	$45.74	$64.54
Class GP*	$4.04	$38.01	$84.56	$87.13
Weighted average units outstanding
Class A	48,999.75	62,835.59	52,439.35	67,448.94
Class D	409.53	754.69	579.69	754.69
Class GP	581.04	325.66	450.66	325.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners' capital at December 31, 2016	$70,225,435	56,865.87	$1,204,578	920.00	$370,552	327.31	$71,800,565	58,113.18
Net Income (loss)	1,927,694	—	33,276	—	32,184	—	1,993,154	—
Subscriptions - General Partner	—	—	—	—	453,817	379.79	453,817	379.79
Subscriptions - Limited Partner	—	—	106,760	79.80	—	—	106,760	79.80
Redemptions - General Partner	—	—	—	—	(500,000)	(414.05)	(500,000)	(414.05)
Redemptions - Limited Partners	(11,414,674)	(9,034.62)	(789,673)	(590.27)	—	—	(12,204,347)	(9,624.89)
Partners' capital at September 30, 2017	$60,738,455	47,831.25	$554,941	409.53	$356,553	293.05	$61,649,949	48,533.84

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners' capital at December 31, 2015	$87,057,316	73,575.75	$937,431	754.69	$335,308	325.00	$88,330,055	74,655.44
Net Income (loss)	3,251,739	—	48,708	—	28,317	—	3,328,764	—
Subscriptions - General Partner	—	—	—	—	2,221	1.98	2,221	1.98
Redemptions - Limited Partners	(16,237,518)	(13,639.42)	—	—	—	—	(16,237,518)	(13,639.42)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners' capital at September 30, 2016	$74,071,537	59,936.33	$986,139	754.69	$365,846	326.98	$75,423,522	61,018.00

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2017

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2017.

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

During the three months ended September 30, 2017, the Partnership’s commodity brokers were Wells Fargo Securities, LLC (“Wells Fargo”), Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), all of whom are registered futures commission merchants. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). The Partnership pays Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo will pay the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2017

(Unaudited)

Effective April 21, 2017, the Partnership entered into a commodity futures customer agreement with Wedbush (the “Wedbush Customer Agreement”); however, the Partnership did not engage in any trading activity through Wedbush until June 26, 2017. The Partnership pays Wedbush trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wedbush does not pay interest on excess cash held in the Partnership’s account. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at September 30, 2017 and December 31, 2016, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2017

(Unaudited)

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the three month periods ended September 30, 2017 and 2016, the Partnership engaged in such trading through commodity brokerage accounts primarily maintained with Wells Fargo, with de minimis trading through commodity brokerage accounts at Wedbush and ADM.

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

The Partnership’s investments in U.S. government securities as of September 30, 2017 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$7.48	$7.97	$46.03	$48.73	$102.73	$109.12	$106.24	$112.24
Interest Income	1.67	1.78	0.58	0.62	3.92	4.17	1.85	1.97
Expenses	(20.88)	(17.99)	(19.67)	(19.73)	(71.73)	(67.55)	(55.48)	(49.67)
Increase (decrease) for the period	(11.73)	(8.24)	26.94	29.62	34.92	45.74	52.61	64.54
Net asset value per unit, beginning of period	1,281.58	1,363.31	1,208.90	1,277.06	1,234.93	1,309.33	1,183.23	1,242.14
Net asset value per unit, end of period	$1,269.85	$1,355.07	$1,235.84	$1,306.68	$1,269.85	$1,355.07	$1,235.84	$1,306.68

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2017

(Unaudited)

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.0)%	(4.7)%	(6.3)%	(5.0)%	(6.3)%	(4.8)%	(6.1)%	(4.8)%
Allocation to Special Limited Partner	—%	—%	—%	(0.2)%	(0.7)%	(1.1)%	—%	(0.2)%
Net investment income (loss) after allocation to Special Limited Partner	(6.0)%	(4.7)%	(6.3)%	(5.2)%	(7.0)%	(5.9)%	(6.1)%	(5.0)%
Operating expenses	6.5%	5.3%	6.5%	5.2%	6.8%	5.1%	6.3%	5.0%
Allocation to Special Limited Partner	—%	—%	—%	0.2%	0.7%	1.1%	—%	0.2%
Total expenses	6.5%	5.3%	6.5%	5.4%	7.5%	6.2%	6.3%	5.2%
Total return:
Total return before allocation to Special Limited Partner	(0.9)%	(0.6)%	2.2%	2.5%	3.6%	4.6%	4.4%	5.4%
Allocation to Special Limited Partner	—%	—%	—%	(0.2)%	(0.8)%	(1.1)%	—%	(0.2)%
Total return after allocation to Special Limited Partner	(0.9)%	(0.6)%	2.2%	2.3%	2.8%	3.5%	4.4%	5.2%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

The Wells Fargo Customer Agreement, the Wedbush Customer Agreement and the ADM Customer Agreement give, and the customer agreement between the Partnership and Morgan Stanley & Co. LLC (“MS&Co.”) gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2017

(Unaudited)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of put and call option contracts held during the three and nine months ended September 30, 2017 and 2016 were 2,785, 3,499, and 2,913, 2,221, respectively.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at September 30, 2017 and December 31, 2016, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
September 30, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$198,000	$—	$198,000	$(198,000)	$—	$—
Total assets	198,000	—	198,000	(198,000)	—	—
Liabilities
Written options	$(316,012)	$—	$(316,012)	$198,000	$—	$(118,012)
Total liabilities	(316,012)	—	(316,012)	198,000	—	(118,012)
Net fair value						$(118,012)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$621,000	$—	$621,000	$(699,200)	$—	$(78,200)
Total assets	621,000	—	621,000	(699,200)	—	(78,200)
Liabilities
Written options	$(699,200)	$—	$(699,200)	$699,200	$—	$—
Total liabilities	(699,200)	—	(699,200)	699,200	—	—
Net fair value						$(78,200)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2017

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Options purchased
Indices	$198,000
Total options purchased	$198,000	*
Liabilities
Written options
Indices	$(316,012)
Total written options premium received	$(316,012)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statement of Financial Condition.

	December 31, 2016
Assets
Options purchased
Indices	$621,000
Total options purchased	$621,000	*
Liabilities
Written options
Indices	$(699,200)
Total written options	$(699,200)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statement of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector-Indices	2017		2016		2017		2016
Net realized gains (losses) on closed contracts	$239,345		$2,826,025		$5,419,395		$6,939,355
Change in net unrealized gains (losses) on open contracts	132,275		84,001		181,189		$35,964
Total trading results	$371,620	***	$2,910,026	***	$5,600,584	***	$6,975,319	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2017

(Unaudited)

The following table rolls forward the transactions in Options Written for the nine-month period ended September 30, 2017.

	Calls			Puts

		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	920	$548,550	$57,500	920	$480,470	$578,450
Options written	20,818	12,910,423	1,461,425	66,108	37,633,889	21,075,151
Options exercised	(174)	(104,183)	(43,500)	(130)	(77,188)	(14,000)
Options expired	(19,767)	(12,320,011)	(1,348,550)	(49,487)	(28,017,903)	(15,811,588)
Options closed	(472)	(283,200)	(49,625)	(14,859)	(8,497,639)	(5,295,613)
Outstanding options, end of period	1,325	$751,579	$77,250	2,552	$1,521,629	$532,400

5.	Fair Value Measurements:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2017

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the nine month period ended September 30, 2017 and the twelve month period ended December 31, 2016, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the nine months ended September 30, 2017 and the twelve months ended December 31, 2016, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total September 30, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$25,039,800	$—	$25,039,800	$—
Options purchased	198,000	198,000	—	—
Total assets	25,237,800	198,000	25,039,800	—
Liabilities
Written options	$316,012	$316,012	$—	$—
Total liabilities	316,012	316,012	—	—
Net fair value	$24,921,788	$(118,012)	$25,039,800	$—

	Total December 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$34,993,486	$—	$34,993,486	$—
Options purchased	621,000	621,000	—	—
Total assets	35,614,486	621,000	34,993,486	—
Liabilities
Written options	$699,200	$699,200	$—	$—
Total liabilities	699,200	699,200	—	—
Net fair value	$34,915,286	$(78,200)	$34,993,486	$—

6.	Financial Instrument Risks:

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

September 30, 2017

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

September 30, 2017

(Unaudited)

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

7.	Subsequent Events:

The General Partner evaluated events that occurred after the balance sheet date but before financial statements were issued and included in this Quarterly Report on Form 10-Q. The General Partner has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin and options purchased at fair value) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first nine months of 2017.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2017, the Partnership’s capital decreased 14.1% from $71,800,565 to $61,649,949. This decrease was attributable to redemptions of 9,034.62 Class A Redeemable Units, 590.27 Class D Redeemable Units and 414.05 Class GP Redeemable Units totaling $12,704,347 which was partially offset by net income of $1,993,154, Class D additions of 79.80 units and Class GP additions of 379.79 units totaling $560,577. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and change in net unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Class A unit decreased 0.9% from $1,281.58 to $1,269.85, as compared to an increase of 2.2% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Class D unit decreased 0.6% from $1,363.31 to $1,355.07, as compared to an increase of 2.3% in the third quarter of 2016. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2017 of $371,620. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2016 of $2,910,026. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the third quarter of 2017, the Partnership recorded small gross trading gains in S&P 500® Index options. The most significant gains were achieved during September as moderate volatility in S&P 500® Index prices provided the Partnership with a profit opportunity as the S&P 500® Index had a small decline early in the month. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter. The Partnership recorded gross gains in July as well, but recorded gross losses in August.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Class A unit increased 2.8% from $1,234.93 to $1,269.85, as compared to an increase of 4.4% in the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Class D unit increased 3.5% from $1,309.33 to $1,355.07, as compared to an increase of 5.2% in the nine months ended September 30, 2016. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2017 of $5,600,584. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2016 of $6,975,319. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the nine months ended September 30, 2017, the Partnership recorded gross trading gains in S&P 500® Index options. The most significant gains were achieved during March as the Partnership was able to profitably close out its ratio put spreads in multiple expirations due to general weakness throughout the month. Monthly gross trading gains were also recorded January through July, and September, with a small loss in August, from the Partnership’s ratio put spread positions.

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

Interest income is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush and ADM do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Any amounts of excess cash not committed for margin, if any, maintained at Wedbush and ADM were immaterial. Interest income for the three and nine months ended September 30, 2017 increased by $46,527 and $80,408, respectively, as compared to the corresponding periods in 2016. The increase in the three and nine months ended September 30, 2017 in interest income is due to higher U.S. Treasury bill rates, as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership and Wells Fargo had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and nine months ended September 30, 2017 decreased by $71,605 and $211,921, respectively, as compared to the corresponding periods in 2016. This decrease is due to lower average net assets during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2017 increased by $1,781 and $154,888, respectively, as compared to the corresponding periods in 2016. The increase in clearing fees is primarily due to an increase in the number of trades executed during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and nine months ended September 30, 2017 decreased by $72,513 and $212,066, respectively, as compared to the corresponding periods in 2016. The decrease in advisory fees is due to lower average net assets during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2017 decreased by $36,258 and $106,035, respectively, as compared to the corresponding periods in 2016. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was a profit share allocation of $0 and $453,819 for the three and nine months ended September 30, 2017 and a profit share allocation of $2,221 made for the corresponding periods in 2016.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and the twelve months ended December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

As of September 30, 2017, the Partnership’s total capitalization was $61,649,949.

September 30, 2017

			Three months ended September 30, 2017**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$38,768,676	62.9%	$57,846,005	$5,812,514	$27,494,462
Total	$38,768,676	62.9%

As of December 31, 2016, the Partnership’s total capitalization was $71,800,565.

December 31, 2016

			Twelve months ended December 31, 2016**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$11,471,701	15.98%	$43,597,275	$2,674,117	$24,923,941
Total	$11,471,701	15.98%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2017, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2017	463.7280	$1,279.80	—	N/A	N/A	N/A
August 1 - August 31, 2017	846.8360	$1,270.35	—	N/A	N/A	N/A
September 1 - September 30, 2017	449.3593	$1,269.85	—	N/A	N/A	N/A
Total	1,759.9233	$1,272.71	—

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

10.7

Commodity Futures Contracts Customer Agreement between the Partnership and Wedbush Securities, Inc., dated April 21, 2017 (filed as Exhibit 10.7 to the quarterly report on Form 10-Q filed on August 14, 2017 and incorporated herein by reference).

10.8

Commodity Futures Contracts Customer Agreement between the Partnership and ADM Investor Services, Inc., dated March 13, 2017 (filed as Exhibit 10.8 to the quarterly report on Form 10-Q filed on August 14, 2017 and incorporated herein by reference).

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	November 14, 2017