Form 10-K
period 2017-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2018-03-27
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Limited Partnership Redeemable Units with an aggregate value of $63,554,925 of Class A and $558,316 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 44,525.25 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner (as defined below) contributions and redemptions for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital on page 26 under “Item 8. Financial Statements and Supplementary Data .”

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

All of the trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”), an affiliate of the General Partner, using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary trading program. A description of the trading activities and focus of the Advisor is included on page 9 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .”

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2017.

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

During the twelve months ended December 31, 2017, the Partnership’s commodity brokers were Wells Fargo Securities, LLC (“Wells Fargo”), Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), all of which are registered futures commission merchants. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). During the reporting period and prior periods covered by this report, the Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

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

During prior periods included in this report, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant also served as a commodity broker.

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the twelve months  ended December 31, 2017 and 2016, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo, Wedbush and ADM. During the first quarter of 2015 and prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. .

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

For the period January 1, 2017 through December 31, 2017, the approximate average market sector allocation for the Partnership was 100% indices.

The Advisor, which is controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into an investment management agreement with the Advisor (the “Management Agreement”). The Advisor makes all commodity trading decisions for the Partnership and is not affiliated with Wells Fargo, Wedbush, ADM or MS&Co.

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

Under the Wells Fargo Customer Agreement during the reporting period and prior periods covered by this report, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees,” and together with  the MS&Co. clearing fees, the “clearing fees”) directly. During the term of the Wells Fargo Customer Agreement, the portion of the Partnership’s cash held at Wells Fargo is in segregated bank accounts to the extent required by CFTC regulations. Wells Fargo agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day U.S. Treasury bill rate. The Wells Fargo Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts.

Under the Wedbush and ADM Customer Agreements, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM clearing fees,” and together with the MS&Co. clearing fees and the Wells Fargo clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush and ADM are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2017 and 2016 the amount of cash held for margin requirements at Wedbush and ADM was $218,362, $480,398 and $0, $0, respectively. Wedbush and ADM do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data .” The Partnership’s capital as of December 31, 2017, was $59,045,216.

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

Item 2.	Properties.

The Partnership does not own or lease any properties.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, the General Partner or its affiliates.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities .
(a)	Market Information . The Partnership has issued no stock. There is no public market for the Redeemable Units.
(b)	Holders . The number of holders of Redeemable Units as of February 28, 2018, was 546 for Class A Units and 4 for Class D Units.
(c)	Dividends . The Partnership did not declare any distributions in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans . None.
(e)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities . For the twelve months ended December 31, 2017 and 2016, there were no subscriptions of Class A Redeemable Units. For the twelve months ended December 31, 2017 and 2016, there were subscriptions of 79.801 and 165.306 Class D Redeemable Units totaling $106,760 and $216,440, respectively. There were no subscriptions of Class A or D Redeemable Units for the twelve months ended December 31, 2015.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers .

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017	365.6345	$1,269.5181	N/A	N/A	N/A	N/A
November 1, 2017 – November 30, 2017	512.3569	$1,257.8740	N/A	N/A	N/A	N/A
December 1, 2017– December 31, 2017	558.2208	$1,253.1414	N/A	N/A	N/A	N/A
	1,436.2122	$1,258.9990	N/A	N/A

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

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, and total assets at December 31, 2017, 2016, 2015, 2014, and 2013  were as follows:

	2017	2016	2015	2014	2013
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $2,102,870, $2,145,128, $2,702,292, $5,422,807, and $7,742,426, respectively	$3,671,618	$5,889,236	$6,456,463	$2,045,998	$(2,234,305)
Interest income	295,297	166,743	28,030	23,637	48,977
	$3,966,915	$6,055,979	$6,484,493	$2,069,635	$(2,185,328)
Net income (loss) before allocation to Special Limited Partner	$1,650,430	$3,285,538	$2,972,403	$(2,275,145)	$(6,770,464)
Allocation to Special Limited Partner	$(453,819)	$(2,588)	$—	$—	$—
Net income (loss) after allocation to Special Limited Partner	$1,196,611	$3,282,950	$2,972,403	$(2,275,145)	$(6,770,464)
Increase (decrease) in net asset value per unit:
Class A	$18.21	$51.70	$24.82	$(20.60)	$(48.59)
Class D	$32.11	$67.19	$41.13	$(3.12)	$(21.65)
Class GP*	$83.68	$100.39	$31.72	$—	$—
Net asset value per unit
Class A	$1,253.14	$1,234.93	$1,183.23	$1,158.41	$1,179.01
Class D	$1,341.44	$1,309.33	$1,242.14	$1,201.01	$1,204.13
Class GP*	$1,215.79	$1,132.11	$1,031.72	$—	$—
Total assets	$60,344,765	$73,580,357	$90,321,212	$142,016,474	$172,141,851
* Class GP commenced on May 1, 2015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .

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

Liquidity

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and U.S. government securities at fair value), and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year ended December 31, 2017.

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

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 50.0%.

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2017, the Partnership’s capital decreased 17.8% from $71,800,565 to $59,045,216. This decrease was attributable to redemptions of 10,470.83 Class A Redeemable Units totaling $13,222,862, 590.27 Class D Redeemable Units totaling $789,677 and 414.05 Class GP Redeemable Units totaling $500,000. This decrease was partially offset by net income of $1,196,611, coupled with subscriptions of 79.80 Class D units totaling $106,760 and 379.80 Class GP units from profit share allocations totaling $453,819. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

For the year ended December 31, 2017 the net asset value per Class A unit increased 1.5% from $1,234.93 to $1,253.14. For the year ended December 31, 2017, the net asset value per Class D unit increased 2.5% from $1,309.33 to $1,341.44. For the year ended December 31, 2016 the net asset value per Class A unit increased 4.4% from $1,183.23 to $1,234.93. For the year ended December 31, 2016, the net asset value per Class D unit increased 5.4% from $1,242.14 to $1,309.33. For the year ended December 31, 2015 the net asset value per Class A unit increased 2.1% from $1,158.41 to $1,183.23. For the year ended December 31, 2015, the net asset value per Class D unit increased 3.4% from $1,201.01 to $1,242.14.

The Partnership experienced a net trading gain of $5,774,488 before fees and expenses and interest income for the year ended December 31, 2017. Gains were primarily attributable to the trading of the S&P® Index futures and S&P® Index Puts. The net trading gain or loss for the Partnership is disclosed on page 25 under “Item 8. Financial Statements and Supplementary Data. ”

During 2017, the Partnership recorded an increase in Net Asset Value per unit as trading profits were recorded during January, March, April, May and June. These profits were partially offset by trading losses incurred in February, and July through December. All loss months were minimal with the largest loss incurred in November as the strong market rally caused much of the premium spent on ratio put spreads to expire worthless. The largest gain of the year was recorded in March as a rapid decline in the markets led to profits on long ratio put spreads.

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

The Partnership experienced a net trading gain of $9,158,755 before fees and expenses and interest income for the year ended December 31, 2015. Gains were primarily attributable to the trading of the S&P Index futures and S&P Index Puts. The net trading gain or loss for the partnership is discussed on page 25 under “Item 8. Financial Statements and Supplementary Data.

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

Interest income is earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in U.S. Treasury Bills (“T-Bills”). Wedbush and ADM do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Prior to April 1, 2015 and during prior periods included in this report, interest income on 80% of the Partnership’s daily average equity maintained in cash in its account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by MS&Co. or CGM based on the average non-competitive yield on 3-month U.S. T-Bills maturing in 30 days or at the 4-week U.S. Treasury bill discount rate. Interest income for the three and twelve months ended December 31, 2017 increased by $48,146 and $128,554, respectively, as compared to the corresponding periods in 2016. The increase in interest income is due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period and prior periods included in this report depended on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership, Wells Fargo, MS&Co.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 decreased by $64,703 and $276,624, respectively, as compared to the corresponding periods in 2016. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2017 increased by $79,478 and $234,366, respectively, as compared to the corresponding periods in 2016. The increase in clearing fees is primarily due to an increase in the number of trades executed during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016. All clearing fees are borne by the Partnership.

Advisory/management fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory/management fees for the three and twelve months ended December 31, 2017 decreased by $66,019 and $278,085, respectively, as compared to the corresponding periods in 2016. The decrease in advisory/management fees is due to lower average net assets during the three and twelve months ended December 31, 2017, as compared to the corresponding periods in 2016.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2017 decreased by $33,010 and $139,045, respectively, as compared to the corresponding periods in 2016. The decrease in administrative fees for the three and twelve months ended December 31, 2017 is due to lower average net assets during the period as compared to the corresponding periods in 2016.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. Profit share allocations for the three and twelve months ended December 31, 2017 decreased by $367 and increased $451,231, respectively, as compared to the corresponding periods in 2016.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2017 and 2016 were $200,106 and $272,636, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2017 and 2016 were $149,895 and $114,191, respectively.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership participates. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  December 31, 2017 and 2016, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2017, the Partnership’s total capitalization was $59,045,216.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$9,145,348	15.49%	$57,846,005	$5,812,514	$32,345,619
Total	$9,145,348	15.49%

As of December 31, 2016, the Partnership’s total capitalization was $71,800,565.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$11,471,701	15.98%	$43,597,275	$2,674,117	$24,923,941
Total	$11,471,701	15.98%

*	Annual average of month-end Value at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2017, by market sector.

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

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Condensed Schedules of Investments at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements.

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of   December 31, 2017 based on the criteria referred to above.

Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Managed Futures Premier Warrington L.P. (the Partnership) as of December 31, 2017, and the related statements of income and expenses and, changes in partners’ capital for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion the financial statements present fairly in all material respects, the financial position of the Partnership as of December 31, 2017, and the results of its operations and changes in its partners’ capital for the year then ended in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Partnership’s auditor since 2017.

Fort Worth, Texas

March 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

We have audited the accompanying statement of financial condition of Managed Futures Premier Warrington L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the two years then ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the

Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Warrington L.P. as of December 31, 2016, and the results of its operations and changes in its partners’ capital for the two years then ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, New Jersey

March 27, 2018

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Cash (Note 3c)	$25,880,554	$26,494,170
Cash margin (Note 3c)	9,145,348	11,471,701
Options purchased, at fair value (cost $147,400 and $577,300 at December 31, 2017 and 2016, respectively)	211,200	621,000
Total trading equity	35,237,102	38,586,871
Investments in U.S. government securities, at fair value (cost $25,039,569 and $34,975,633 at December 31, 2017 and 2016, respectively)	25,107,663	34,993,486
Total assets	$60,344,765	$73,580,357
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium received $157,300 and $635,950 at December 31, 2017 and 2016, respectively)	$209,000	$699,200
Accrued expenses:
Ongoing selling agent fees (Note 3c)	99,043	119,813
Advisory fees (Note 3b)	99,229	120,573
Administrative fees (Note 3a)	49,614	60,287
Professional fees	135,185	44,128
Other	7,948	3,096
Redemptions payable (Note 5)	699,530	732,695
Total liabilities	1,299,549	1,779,792
Partners’ Capital: (Notes 1 and 5)
General Partner, Class GP, (293.0594 and 327.3092 unit equivalents outstanding at December 31, 2017 and 2016, respectively)	356,295	370,552
Limited Partners, Class A, (46,395.0467 and 56,865.8745 Redeemable Units outstanding at December 31, 2017 and 2016, respectively)	58,139,561	70,225,435
Limited Partners, Class D, (409.5317 and 919.9988 Redeemable Units outstanding at December 31, 2017 and 2016, respectively)	549,360	1,204,578
Total partners’ capital	59,045,216	71,800,565
Total liabilities and partners’ capital	$60,344,765	$73,580,357
Net asset value per unit:
Class A	$1,253.14	$1,234.93
Class D	$1,341.44	$1,309.33
Class GP	$1,215.79	$1,132.11

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2017

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States
Government
Treasury Bill 0% due March 8, 2018	$4,049,500	$4,040,183	6.84%
Treasury Bill 0% due February 22, 2018	$8,037,200	8,024,662	13.59
Treasury Bill 0% due February 1, 2018	$6,024,500	6,019,001	10.19
Treasury Bill 0% due January 4, 2018	$7,024,400	7,023,817	11.90
Total investments in U.S. government securities at fair value (cost $25,039,569)		$25,107,663	42.52%

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	264	$211,200	0.36%
Total options purchased (cost $147,400)		211,200	0.36
Written Options
Indices
Calls	440	(11,000)	(0.02)
Puts	1,056	(198,000)	(0.34)
Total written options (premium received $157,300)		(209,000)	(0.36)
Net fair value		$2,200	0.00%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income (Note 3c)	$295,297	$166,743	$28,030
Expenses:
Ongoing selling agent fees (Note 3c)	1,306,265	1,582,889	2,053,315
Clearing fees	796,605	562,239	648,977
Advisory fees (Note 3b)	1,310,989	1,589,074	2,079,389
Administrative fees (Note 3a)	655,495	794,540	1,039,694
Professional fees	200,106	272,636	309,868
Other	149,895	114,191	83,139
Total expenses	4,419,355	4,915,569	6,214,382
Net investment income (loss)	(4,124,058)	(4,748,826)	(6,186,352)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,742,840	8,064,452	8,821,652
Change in net unrealized gains (losses) on open contracts	31,648	(30,088)	337,103
Total trading results	5,774,488	8,034,364	9,158,755
Net income (loss) before allocation to Special Limited Partner	1,650,430	3,285,538	2,972,403
Allocation to Special Limited Partner (Note 3b)	(453,819)	(2,588)	—
Net income (loss) available for pro rata distribution	$1,196,611	$3,282,950	$2,972,403
Net income (loss) allocation by class:
Class A	$1,136,990	$3,199,587	$2,738,420
Class D	$27,695	$50,707	$223,675
Class GP**	$31,926	$32,656	$10,308
Net income (loss) per unit (Note 6):*
Class A	$18.21	$51.70	$24.82
Class D	$32.11	$67.19	$41.13
Class GP**	$83.68	$100.39	$31.72
Weighted average units outstanding:
Class A	50,815.33	64,617.45	85,246.71
Class D	527.33	767.41	2,132.00
Class GP**	402.17	325.64	325.00

*	Based on change in net asset value per unit.
**	Class GP commenced on May 1, 2015 (325.0000 units)

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2017, 2016 and 2015

	Class A		Class D		Class GP *		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2014	$125,736,962	108,542.74	$7,560,409	6,295.05	$—	—	$133,297,371	114,837.79
Net Income (loss) available for pro rata distribution	2,738,420	—	223,675	—	10,308	—	2,972,403	—
Redemptions — Limited Partners	(41,418,066)	(34,966.99)	(5,321,024)	(4,304.61)	—	—	(46,739,090)	(39,271.60)
Subscriptions — General Partners			—	—	325,000	325.00	325,000	325.00
Redemptions — General Partner	—	—	(1,525,629)	(1,235.75)	—	—	(1,525,629)	(1,235.75)
Partners’ capital at December 31, 2015	87,057,316	73,575.75	937,431	754.69	335,308	325.00	88,330,055	74,655.44

Net income (loss) available for pro rata distribution	3,199,587	—	50,707	—	32,656	—	3,282,950	—
Redemptions — Limited Partners	(20,031,468)	(16,709.88)	—	—	—	—	(20,031,468)	(16,709.88)
Allocation of Redeemable Units to the Special Limited Partner	—	—	—	—	2,588	2.31	2,588	2.31
Subscriptions — Limited Partners	—	—	216,440	165.31	—	—	216,440	165.31
Partners’ capital at December 31, 2016	70,225,435	56,865.87	1,204,578	920.00	370,552	327.31	71,800,565	58,113.18
Net income (loss) available for pro rata distribution	1,136,990	—	27,695	—	31,926	—	1,196,611	—
Redemptions — Limited Partners	(13,222,864)	(10,470.83)	(789,673)	(590.27)	(500,000)	(414.05)	(14,512,539)	(11,475.15)
Allocation of Redeemable Units to the Special Limited Partner	—	—	—	—	453,817	379.80	453,819	379.80
Subscriptions — Limited Partners	—	—	106,760	79.80	—	—	106,760	79.80
Partners’ capital at December 31, 2017	$58,139,561	46,395.04	$549,360	409.53	$356,295	293.06	$59,045,216	47,097.63

Net Asset Value Per Unit:

	Class A	Class D	Class GP *
2015	$1,183.23	$1,242.14	$1,031.72
2016	$1,234.93	$1,309.33	$1,132.11
2017	$1,253.14	$1,341.44	$1,215.79

* Class GP commenced on May 1, 2015.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2017.

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

During the twelve months ended December 31, 2017, the Partnership’s commodity brokers were Wells Fargo Securities, LLC (“Wells Fargo”), Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), all of which are registered futures commission merchants. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). Under the Wells Fargo Customer Agreement, during the reporting period and prior periods included in this report, the Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

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

During prior periods included in this report, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant also served as a commodity broker.

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

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the twelve months ended December 31, 2017, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo. During the first quarter of 2015 and prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co.

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

b.

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses. The Partnership’s investments in U.S. government securities as of December 31, 2017 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As such a rollforward of Level 3 derivative instruments was not presented, nor was a table presenting unobservable inputs used by management in the fair value measurement process. During the years ended December 31, 2017 and 2016, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$25,107,663	$—	$25,107,663	$—
Options purchased	211,200	211,200	—	—
Total assets	25,318,863	211,200	25,107,663	—
Liabilities
Written options	$209,000	$209,000	$—	$—
Total liabilities	209,000	209,000	—	—
Net fair value	$25,109,863	$2,200	$25,107,663	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$34,993,486	$—	$34,993,486	$—
Options purchased	621,000	621,000	—	—
Total assets	35,614,486	621,000	34,993,486	—
Liabilities
Written options	$699,200	$699,200	$—	$—
Total liabilities	699,200	699,200	—	—
Net fair value	$34,915,286	$(78,200)	$34,993,486	$—

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

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

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Effective April 1, 2015, the Partnership entered into the Wells Fargo Customer Agreement, continuing services agreements with each of Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC and a selling agreement with Robert W. Baird & Co. Incorporated (“Baird”). The MS&Co. Customer Agreement and the Wells Fargo Customer Agreement have been terminated.

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

Under the Wells Fargo Customer Agreement, during the reporting period and prior periods included in this report, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees”) directly. During the term of the Wells Fargo Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at Wells Fargo. The portion of the Partnership’s cash held at Wells Fargo was deposited in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2017 and 2016 the amount of cash held for margin requirements at Wells Fargo was $8,446,588 and $11,471,701 respectively. Wells Fargo agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day U.S. Treasury bill rate. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

Under the Wedbush and ADM Customer Agreements, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM clearing fees,” and together the MS&Co. clearing fees and the Wells Fargo clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush and ADM are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2017 and 2016 the amount of cash held for margin requirements at Wedbush and ADM was $218,362, $480,398 and $0, $0, respectively. Wedbush and ADM do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

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

The Wedbush Customer Agreement and the ADM Customer Agreement give, and the Wells Fargo Customer Agreement and the customer agreement between the Partnership and Morgan Stanley & Co. LLC (“MS&Co”) gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All clearing fees paid to Wells Fargo, Wedbush, ADM and executing brokers, as applicable, are, and all clearing fees paid to MS&Co. were, borne by the Partnership.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the years ended December 31, 2017 and 2016 were 3,506 and 2,357, respectively.

The following tables summarize the valuation of the Partnership’s investments as of  December 31, 2017 and 2016:

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$211,200	$—	$211,200	$(209,000)	$—	$2,200
Total assets	211,200	—	211,200	(209,000)	—	2,200
Liabilities
Written options	$(209,000)	$—	$(209,000)	$209,000	$—	$—
Total liabilities	(209,000)	—	(209,000)	209,000	—	—
Net fair value						$2,200

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$621,000	$—	$621,000	$(699,200)	$—	$(78,200)
Total assets	621,000	—	621,000	(699,200)	—	(78,200)
Liabilities
Written options	$(699,200)	$—	$(699,200)	$699,200	$—	$—
Total liabilities	(699,200)	—	(699,200)	699,200	—	—
Net fair value						$(78,200)

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2017 and 2016:

	2017	2016
Assets
Options Purchased
Indices	$211,200	$621,000
Total options purchased	$211,200	$621,000	*

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2017		2016
Liabilities
Written Options
Indices	$(209,000)		$(699,200)
Total written options	$(209,000)	**	$(699,200)	**

**	This amount is included in “Written options, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2017, 2016 and 2015.

Sector - Indices	2017		2016		2015
Net realized gains (losses) on closed contracts	$5,742,840		$8,064,452		$8,821,652
Change in net unrealized gains (losses) on open contracts	31,648		(30,088)		337,103
Total trading results	$5,774,488	***	$8,034,364	***	$9,158,755	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the year ended December 31, 2017.

	Calls			Puts

		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	920	$548,550	$57,500	920	$480,470	$578,450
Options written	28,262	17,908,253	2,016,813	93,303	54,565,785	28,098,738
Options exercised	—	—	—	—	—	—
Options expired	(26,950)	(17,109,586)	(1,920,188)	(76,099)	(44,518,737)	(22,548,450)
Options closed	(1,792)	(1,142,850)	(137,625)	(17,068)	(9,867,518)	(5,987,938)
Outstanding options, end of year	440	$204,367	$16,500	1,056	$660,000	$140,800

5.	Subscriptions, Distributions and Redemptions:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

6.	Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2017	2016	2016	2015	2015
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$106.31	$112.95	$123.94	$130.97	$96.20	$100.13
Interest Income	5.76	6.13	2.52	2.68	0.34	0.36
Expenses and allocation to Special Limited Partner	(93.86)	(86.97)	(74.76)	(66.46)	(71.72)	(59.36)
Increase (decrease) for the period	18.21	32.11	51.70	67.19	24.82	41.13
Net asset value per unit, beginning of period	1,234.93	1,309.33	1,183.23	1,242.14	1,158.41	1,201.01
Net asset value per unit, end of period	$1,253.14	$1,341.44	$1,234.93	$1,309.33	$1,183.23	$1,242.14

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

	2017	2017	2016	2016	2015	2015
	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:
Net investment income (loss) **	(6.4)%	(6.6)%	(6.1)%	(4.7)%	(6.1)%	(5.4)%
Allocation to Special Limited Partner	(0.7)%	(1.6)%	—%	(0.3)%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner**	(7.1)%	(8.2)%	(6.1)%	(5.0)%	(6.1)%	(5.4)%
Operating expenses	6.8%	7.2%	6.3%	4.9%	6.1%	5.4%
Allocation to Special Limited Partner	0.7%	1.6%	—%	0.3%	—%	—%
Total expenses	7.5%	8.8%	6.3%	5.2%	6.1%	5.4%
Total return :
Total return before allocation to Special Limited Partner	2.3%	4.1%	4.4%	5.6%	2.1%	3.4%
Allocation to Special Limited Partner	(0.8)%	(1.6)%	—%	(0.2)%	—%	—%
Total return after allocation to Special Limited Partner	1.5%	2.5%	4.4%	5.4%	2.1%	3.4%

**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods, as Wells Fargo, Wedbush, ADM and/or MS&Co. or their affiliates were counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wells Fargo, Wedbush, ADM and/or MS&Co., the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wedbush and ADM.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2017

8.	Subsequent Events:

Effective on or about March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush and ADM. .

Selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$(254,772)	$(45,121)	$1,955,384	$2,311,424
Net income (loss) before allocation to Special Limited Partner	$(796,543)	$(578,022)	$1,346,292	$1,678,703
Net income (loss) after allocation to Special Limited Partner	$(796,543)	$(578,022)	$1,095,354	$1,475,822
Increase (decrease) in net asset value per unit Class A	$(16.71)	$(11.73)	$20.78	$25.87
Increase (decrease) in net asset value per unit Class D	$(13.63)	$(8.24)	$25.48	$28.50

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$596,998	$2,376,934	$3,763,100	$(681,053)
Net income (loss) before allocation to Special Limited Partner	$(45,447)	$1,695,899	$3,057,663	$(1,422,577)
Net income (loss) after allocation to Special Limited Partner	$(45,814)	$1,693,678	$3,057,663	$(1,422,577)
Increase (decrease) in net asset value per unit Class A	$(0.91)	$26.94	$45.27	$(19.60)
Increase (decrease) in net asset value per unit Class D	$2.65	$29.62	$51.67	$(16.75)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

Not applicable.

Item 9A.	Controls and Procedures .

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information .

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The executive officer of the General Partner is Scott C. Kimple (Sole Manager of the General Partner).

Scott C. Kimple, age 52, is the Founder, Principal, Sole Manager and Portfolio Manager of the Advisor. Mr. Kimple manages the Partnership’s portfolio. Mr. Kimple has been listed as a principal and registered as an associated person of the General Partner since December 15, 2014 and December 23, 2014, respectively, and listed as a principal and registered as an associated person of the Advisor since January 27, 2012 and January 30, 2012, respectively. Mr. Kimple also was registered as an associated person and listed as a principal of Warrington Mgt., L.P., a commodity trading advisor (“CTA”), from July 1995 until October 1996 and again from April 30, 1999 until April 24, 2013. Mr. Kimple also was a principal and an associated person of Warrington Advisors LLC, a CTA and commodity pool operator, from June 2008 through July 2011.

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

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business .” During the year ended December 31, 2017, the General Partner earned $655,495 in administrative fees. As compensation for its services, the Partnership pays the Advisor advisory fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business .” For the year ended December 31, 2017, the Advisor earned $1,310,989 in advisory fees. There was a profit share allocation earned by the Special Limited Partner of $453,819.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .
(a)	Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class GP unit equivalents	General Partner	$356,295	0.6%

(c)	Changes in control.

None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
(a)	Transactions with related persons . None.
(b)	Review, approval or ratification of transactions with related persons . Not applicable.
(c)

Promoters and certain control persons. Wells Fargo, Baird, Credit Suisse Securities (USA) LLC, MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business ” and “Item 11. Executive Compensation. ”

Item 14.	Principal Accountant Fees and Services.
(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver & Tidwell LLP (“Weaver”) and Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2017 and 2016, respectively, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017	$93,000
2016	$162,500

(2)	Audit-Related Fees. None.
(3)

Tax Fees . The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver and Deloitte for the years ended December 31, 2017 and 2016, respectively, for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2017	$20,000
2016	$30,000

(4)	All Other Fees. None.
(5)	Not Applicable.
(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules .

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016.

Condensed Schedules of Investments at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

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

10.9

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

10.10

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

10.11

(a)     Commodity Futures Contracts Customer Agreement between the Partnership and Wedbush Securities, Inc., dated April 21, 2017 (filed as Exhibit 10.7 to the quarterly report on Form 10-Q filed on August 14, 2017 and incorporated herein by reference).

(b)     Commodity Futures Contracts Customer Agreement between the Partnership and ADM Investor Services, Inc., dated March 13, 2017 (filed as Exhibit 10.8 to the quarterly report on Form 10-Q filed on August 14, 2017 and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Sole Manager)(filed herewith).

32.1	Section 1350 Certification (Certification of Sole Manager)(filed herewith).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Document.

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

Date: March 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)
Warrington GP, LLC

Date: March 27, 2018