Form 10-Q
period 2018-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2018-05-15
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

c/o Warrington GP, LLC, 200 Crescent Court, Suite 520

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

As of April 30, 2018, 42,936.8482 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2018	December 31, 2017
Assets:
Equity in trading account:
Cash	$12,618,626	$25,880,554
Cash margin	12,551,545	9,145,348
Options purchased, at fair value (cost $0 and $147,400 at March 31, 2018 and December 31, 2017, respectively)	—	211,200
Total trading equity	25,170,171	35,237,102
Investments in U.S. government securities, at fair value (cost $33,090,292 and $25,039,569 at March 31, 2018 and December 31, 2017, respectively)	33,163,466	25,107,663
Total assets	$58,333,637	$60,344,765
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $48,863 and $157,300 at March 31, 2018 and December 31, 2017, respectively)	$59,488	$209,000
Accrued expenses:
Ongoing selling agent fees	95,904	99,043
Advisory fees	96,051	99,229
Administrative fees	48,025	49,614
Professional fees	166,371	135,185
Other	13,440	7,948
Redemptions payable	1,188,854	699,530
Total liabilities	1,668,133	1,299,549
Partners’ Capital:
General Partner, Class GP, (293.2399 and 293.0594 unit equivalents outstanding at March 31, 2018 and December 31, 2017, respectively)	368,301	356,295
Limited Partners, Class A (43,595.3479 and 46,395.0467 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively)	55,735,204	58,139,561
Limited Partners, Class D (409.5317 and 409.5317 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively)	561,999	549,360
Total partners’ capital	56,665,504	59,045,216
Total liabilities and partners’ capital	$58,333,637	$60,344,765
Net asset value per unit:
Class A	$1,278.47	$1,253.14
Class D	$1,372.31	$1,341.44
Class GP	$1,256.00	$1,215.79

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States
Government
Treasury Bill 0% due August 16, 2018	$4,082,500	$4,054,457	7.16%
Treasury Bill 0% due July 19, 2018	$4,087,600	4,066,313	7.18
Treasury Bill 0% due June 21, 2018	$12,000,000	11,956,508	21.10
Treasury Bill 0% due May 24, 2018	$6,051,800	6,037,901	10.65
Treasury Bill 0% due April 12, 2018	$7,051,000	7,048,287	12.43
Total investments in U.S. government securities at fair value (cost $33,090,292)		$33,163,466	58.52%
	Number of Contracts	Fair Value	% of Partners’ Capital
Written Options
Indices
Calls	871	$(59,488)	0.10%
Total written options (premium received $48,863)		(59,488)	0.10
Net fair value		$(59,488)	0.10%

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2017

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income	$131,630	$47,797
Expenses:
Ongoing selling agent fees	288,785	353,934
Clearing fees	182,986	214,989
Advisory fees	289,285	356,748
Administrative fees	144,642	178,374
Other	81,952	97,599
Total expenses	987,650	1,201,644
Net investment income (loss)	(856,020)	(1,153,847)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	2,024,663	2,259,050
Change in net unrealized gains (losses) on open contracts	(22,725)	573,500
Total trading results	2,001,938	2,832,550
Net income (loss) before allocation to Special Limited Partner	1,145,918	1,678,703
Allocation to Special Limited Partner	(223)	(202,881)
Net income (loss) available for Pro rata distribution	$1,145,695	$1,475,822

Net income (loss) allocation by class:
Class A	$1,121,273	$1,435,997
Class D	$12,639	$26,217
Class GP	$11,783	$13,608
Net asset value per unit:
Class A (43,595.3479 and 54,108.3033 units outstanding at March 31, 2018 and 2017, respectively)	$1,278.47	$1,260.80
Class D (409.5317 and 409.5317 units outstanding at March 31, 2018 and 2017, respectively)	$1,372.31	$1,337.83
Class GP (293.2399 and 500.1677 units outstanding at March 31, 2018 and 2017, respectively)	$1,256.00	$1,173.69
Net income (loss) per unit:
Class A*	$25.33	$25.87
Class D*	$30.87	$28.50
Class GP*	$40.21	$41.58
Weighted average units outstanding:
Class A	45,274.59	56,068.49
Class D	409.53	920.00
Class GP	293.06	327.31

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2017	$58,139,561	46,395.04	$549,360	409.53	$356,295	293.06	$59,045,216	47,097.63
Net Income (loss) available for pro rata distribution	1,121,273	—	12,639	—	11,783	—	1,145,695	—
Subscriptions - General Partner	—	—	—	—	223	0.18	223	0.18
Redemptions - Limited Partners	(3,525,630)	(2,799.69)	—	—	—	—	(3,525,630)	(2,799.69)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2018	$55,735,204	43,595.35	$561,999	409.53	$368,301	293.24	$56,665,504	44,298.12

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2016	$70,225,435	56,865.87	$1,204,578	920.00	$370,552	327.31	$71,800,565	58,113.18
Net income (loss) available for pro rata distribution	1,435,997	—	26,217	—	13,608	—	1,475,822	—
Subscriptions - General Partner	—	—	—	—	202,880	172.86	202,880	172.86
Subscriptions - Limited Partner	—	—	106,760	79.80	—	—	106,760	79.80
Redemptions - Limited Partners	(3,441,894)	(2,757.57)	(789,673)	(590.27)	—	—	(4,231,567)	(3,347.84)
Partners’ capital at March 31, 2017	$68,219,538	54,108.30	$547,882	409.53	$587,040	500.17	$69,354,460	55,018.00

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2018.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

(Unaudited)

During the three months ended March 31, 2018, the Partnership’s commodity brokers were Wells Fargo Securities, LLC (“Wells Fargo”), Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), all of whom are registered futures commission merchants. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). During the reporting period and prior periods included in this report, the Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo.The Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush and ADM.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at March 31, 2018 and December 31, 2017, the results of its operations for the three months ended March 31, 2018 and 2017 and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the three month periods ended March 31, 2018 and 2017, the Partnership engaged in such trading through commodity brokerage accounts with Wells Fargo, Wedbush and ADM.

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

The Partnership’s investments in U.S. government securities as of March 31, 2018 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

(Unaudited)

The Partnership adopted the provisions of ASU 2014-09 – Revenue from Contracts with Customers for the period ended March 31, 2018.  The General Partner reviewed the requirements of this new standard and based upon the trading activities of the Partnership, there were no changes in the recognition of investment income or trading activities.  In addition, the disclosure provisions of the standard did not have a material impact.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$44.06	$47.24	$49.69	$52.75
Interest Income	2.87	3.08	0.83	0.88
Expenses	(21.60)	(19.45)	(24.65)	(25.13)
Increase (decrease) for the period	25.33	30.87	25.87	28.50
Net asset value per unit, beginning of period	1,253.14	1,341.44	1,234.93	1,309.33
Net asset value per unit, end of period	$1,278.47	$1,372.31	$1,260.80	$1,337.83

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(0.4)%	(0.3)%	(6.6)%	(5.3)%
Allocation to Special Limited Partner	—%	(0.0)%	(0.3)%	(0.5)%
Net investment income (loss) after allocation to Special Limited Partner	(0.4)%	(0.3)%	(6.9)%	(5.8)%
Operating expenses	0.4%	0.4%	6.8%	5.6%
Allocation to Special Limited Partner	—%	(0.0)%	0.3%	0.5%
Total expenses	0.4%	0.4%	7.1%	6.1%
Total return:
Total return before allocation to Special Limited Partner	2.0%	2.3%	2.4%	2.7%
Allocation to Special Limited Partner	—%	(0.0)%	(0.3)%	(0.5)%
Total return after allocation to Special Limited Partner	2.0%	2.3%	2.1%	2.2%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios and total return are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

(Unaudited)

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Wedbush Customer Agreement and the ADM Customer Agreement give, and the Wells Fargo customer agreement between the Partnership and Morgan Stanley & Co. LLC (“MS&Co.”) gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wedbush, ADM and executing brokers, as applicable, are, and all clearing fees paid to Wells Fargo and MS&Co. were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended March 31, 2018 and 2017 were 580,  and 4,370,  respectively.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at March 31, 2018 and December 31, 2017, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
March 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Liabilities
Written options	$(59,488)	$—	$(59,488)	$—	$—	$(59,488)
Total liabilities	(59,488)	—	(59,488)	—	—	(59,488)
Net fair value						$(59,488)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$211,200	$—	$211,200	$(209,000)	$—	$2,200
Total assets	211,200	—	211,200	(209,000)	—	2,200
Liabilities
Written options	$(209,000)	$—	$(209,000)	$209,000	$—	$—
Total liabilities	(209,000)	—	(209,000)	209,000	—	—
Net fair value						$2,200

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
Liabilities
Written options premium received
Indices	$(59,488)
Total written options premium received	$(59,488)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statement of Financial Condition.

	December 31, 2017
Assets
Options purchased
Indices	$211,200
Total options purchased	$211,200	*
Liabilities
Written options premium received
Indices	$(209,000)
Total written options premium received	$(209,000)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statement of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
Sector	2018		2017
Net realized gains (losses) on closed contracts	$2,024,663		$2,259,050
Change in net unrealized gains (losses) on open contracts	(22,725)		573,500
Total trading results	$2,001,938	***	$2,832,550	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the three-month period ended March 31, 2018.

	Calls			Puts

		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	440	$308,550	$16,500	1,056	$660,000	$140,800
Options written	8,382	6,068,495	472,525	21,466	14,067,909	9,948,750
Options exercised	—	—	—	—	—	—
Options expired	(7,071)	(5,138,381)	(401,662)	(14,949)	(9,775,765)	(5,558,400)
Options closed	(880)	(621,500)	(38,500)	(7,573)	(4,952,144)	(4,531,150)
Outstanding options, end of year	871	$617,164	$48,863	-	$-	$-

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

(Unaudited)

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the three-month period ended March 31, 2018 and the twelve-month period ended December 31, 2017, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three months ended March 31, 2018 and the twelve months ended December 31, 2017, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total March 31, 2018	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$33,163,466	$—	$33,163,466	$—
Options purchased	—	—	—	—
Total assets	33,163,466	—	33,163,466	—
Liabilities
Written options	$59,488	$59,488	$—	$—
Total liabilities	59,488	59,488	—	—
Net fair value	$33,103,978	$(59,488)	$33,163,466	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

(Unaudited)

	Total December 31, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$25,107,663	$—	$25,107,663	$—
Options purchased	211,200	211,200	—	—
Total assets	25,318,863	211,200	25,107,663	—
Liabilities
Written options	$209,000	$209,000	$—	$—
Total liabilities	209,000	209,000	—	—
Net fair value	$25,109,863	$2,200	$25,107,663	$—

6.	Financial Instrument Risks:

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2018

(Unaudited)

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin and options purchased at fair value) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first three months of 2018.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2018, the Partnership’s capital decreased 4.0% from $59,045,216 to $56,665,504. This decrease was attributable to redemptions of 2,799.69 Class A Redeemable Units Units totaling $3,525,630 which was partially offset by net income of $1,145,695 and Class GP additions of 0.18 units totaling $223. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the December 31, 2017 annual Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and change in net unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Class A unit increased 2.0% from $1,253.14 to $1,278.47, as compared to an increase of 2.1% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Class D unit increased 2.3% from $1,341.44 to $1,372.31, as compared to an increase of 2.2% in the first quarter of 2017. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2018 of $2,001,938. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2017 of $2,832,550. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the first quarter of 2018, the Partnership recorded gross trading gains in S&P 500® Index options. The most significant gains were achieved during February as volatility in S&P 500®  Index prices expanded rapidly provided the Partnership with multiple profit opportunities as the S&P 500® Index declined substantially. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter. The Partnership recorded gross gains in March as well due to the continued volatility expansion with nominal gross losses in January.

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

During the reporting period and prior periods covered by this report, interest income was earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush and ADM do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three months ended March 31, 2018 increased by $83,833 as compared to the corresponding period in 2017. The increase in the three months ended March 31, 2018 in interest income is due to higher U.S. Treasury bill rates, as compared to the corresponding period in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period and prior periods covered by this report depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership and Wells Fargo had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three months ended March 31, 2018 decreased by $65,149 as compared to the corresponding period in 2017. This decrease is due to lower average net assets during the three months ended March 31, 2018, as compared to the corresponding period in 2017.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2018 decreased by $32,003  as compared to the corresponding period in 2017. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three months ended March 31, 2018, as compared to the corresponding period in 2017. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three months ended March 31, 2018 decreased by $67,463 as compared to the corresponding period in 2017. The decrease in advisory fees is due to lower average net assets during the three months ended March 31, 2018, as compared to the corresponding period in 2017.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2018 decreased by $33,732 as compared to the corresponding period in 2017. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2018, as compared to the corresponding period in 2017.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was a profit share allocation of $223 for the three months ended March 31, 2018 and a profit share allocation of $202,881 made for the corresponding period in 2017.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

As of March 31, 2018, the Partnership’s total capitalization was $56,665,504.

March 31, 2018

			Three months ended March 31, 2018**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$12,551,545	22.2%	$47,415,656	$—	$25,526,123
Total	$12,551,545	22.2%

As of December 31, 2017, the Partnership’s total capitalization was $59,045,216.

December 31, 2017

			Twelve months ended December 31, 2017**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$9,145,348	15.49%	$57,846,005	$5,812,514	$32,345,619
Total	$9,145,348	15.49%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2018, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	1,491.57	$1,246.33	—	N/A	N/A	N/A
February 1, 2018 - February 28, 2018	378.22	$1,263.26	—	N/A	N/A	N/A
March 1, 2018 - March 31, 2018	929.90	$1,278.47	—	N/A	N/A	N/A
Total	2,799.69	$1,259.29	—	N/A

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	May 15, 2018