Form 10-Q
period 2018-06-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2018-08-10
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, 40,519.94 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2018	December 31, 2017
Assets:
Equity in trading account:
Cash	$20,252,788	$25,880,554
Cash margin	15,558,797	9,145,348
Other receivable	20,000	—
Options purchased, at fair value (cost $204,000 and $147,400 at June 30, 2018 and December 31, 2017, respectively)	89,250	211,200
Total trading equity	35,920,835	35,237,102
Investments in U.S. government securities, at fair value (cost $19,211,167 and $25,039,569 at June 30, 2018 and December 31, 2017, respectively)	19,291,237	25,107,663
Total assets	$55,212,072	$60,344,765
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $223,125 and $157,300 at June 30, 2018 and December 31, 2017, respectively)	$117,938	$209,000
Accrued expenses:
Ongoing selling agent fees	90,592	99,043
Advisory fees	90,808	99,229
Administrative fees	45,404	49,614
Professional fees	124,837	135,185
Other	20,612	7,948
Redemptions payable	880,674	699,530
Total liabilities	1,370,865	1,299,549
Partners’ Capital:
General Partner, Class GP, (136.1322 and 293.0594 unit equivalents outstanding at June 30, 2018 and December 31, 2017, respectively)	173,180	356,295
Limited Partners, Class A (41,525.4018 and 46,395.0467 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively)	53,104,227	58,139,561
Limited Partners, Class D (409.5317 and 409.5317 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively)	563,800	549,360
Total partners’ capital	53,841,207	59,045,216
Total liabilities and partners’ capital	$55,212,072	$60,344,765
Net asset value per unit:
Class A	$1,278.84	$1,253.14
Class D	$1,376.70	$1,341.44
Class GP	$1,272.20	$1,215.79

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States
Government
Treasury Bill 0% due November 8, 2018	$4,083,400	$4,054,056	7.53%
Treasury Bill 0% due September 27, 2018	$7,112,000	7,080,012	13.15
Treasury Bill 0% due August 16, 2018	$4,082,500	4,073,084	7.56
Treasury Bill 0% due July 19, 2018	$4,087,600	4,084,085	7.59
Total investments in U.S. government securities at fair value (cost $19,211,167)		$19,291,237	35.83%
	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	255	$89,250	0.17%
Total options purchased (cost $204,000)		89,250	0.17
Written Options
Indices
Calls	850	$(15,938)	(0.03)
Puts	1,020	$(102,000)	(0.19)
Total written options (premium received $223,125)		(117,938)	(0.22)
Net fair value		$(28,688)	(0.05)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$127,841	$75,563	$259,471	$123,360
Expenses:
Ongoing selling agent fees	275,321	335,795	564,106	689,729
Clearing fees	189,425	180,798	372,411	395,787
Advisory fees	276,002	336,404	565,287	693,152
Administrative fees	138,001	168,202	282,643	346,576
Other	83,929	104,486	165,881	202,085
Total expenses	962,678	1,125,685	1,950,328	2,327,329
Net investment income (loss)	(834,837)	(1,050,122)	(1,690,856)	(2,203,969)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	839,609	2,921,001	2,864,272	5,180,051
Change in net unrealized gains (losses) on open contracts	1,062	(524,587)	(21,663)	48,913
Total trading results	840,671	2,396,414	2,842,609	5,228,964
Net income (loss) before allocation to Special Limited Partner	5,834	1,346,292	1,151,752	3,024,995
Allocation to Special Limited Partner	(128)	(250,938)	(351)	(453,819)
Net income (loss) available for Pro rata distribution	$5,706	$1,095,354	$1,151,401	$2,571,176

Net income (loss) allocation by class:
Class A	$(846)	$1,068,292	$1,120,427	$2,504,289
Class D	$1,801	$10,434	$14,440	$36,651
Class GP	$4,751	$16,628	$16,534	$30,236
Net asset value per unit:
Class A (41,525.4018 and 49,591.1822 units outstanding at June 30, 2018 and 2017, respectively)	$1,278.84	$1,281.58	$1,278.84	$1,281.58
Class D (409.5317 and 409.5317 units outstanding at June 30, 2018 and 2017, respectively)	$1,376.70	$1,363.31	$1,376.70	$1,363.31
Class GP (136.1322 and 622.2925 units outstanding at June 30, 2018 and 2017, respectively)	$1,272.20	$1,212.63	$1,272.20	$1,212.63
Net income (loss) per unit:
Class A*	$0.37	$20.78	$25.70	$46.65
Class D*	$4.39	$25.48	$35.26	$53.98
Class GP*	$16.20	$38.94	$56.41	$80.52
Weighted average units outstanding
Class A	42,863.29	52,249.80	44,068.94	54,159.15
Class D	409.53	409.53	409.53	664.77
Class GP	293.18	443.63	293.12	385.47

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2017	$58,139,561	46,395.04	$549,360	409.53	$356,295	293.06	$59,045,216	47,097.63
Net Income (loss) available for pro rata distribution	1,120,427	—	14,440	—	16,534	—	1,151,401	—
Subscriptions - General Partner	—	—	—	—	351	0.28	351	0.28
Redemptions - Limited Partners	(6,155,761)	(4,869.64)	—	—	—	—	(6,155,761)	(4,869.64)
Redemptions - General Partner	—	—	—	—	(200,000)	(157.21)	(200,000)	(157.21)
Partners’ capital at June 30, 2018	$53,104,227	41,525.40	$563,800	409.53	$173,180	136.13	$53,841,207	42,071.06

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2016	$70,225,435	56,865.87	$1,204,578	920.00	$370,552	327.31	$71,800,565	58,113.18
Net income (loss) available for pro rata distribution	2,504,289	—	36,651	—	30,236	—	2,571,176	—
Subscriptions - General Partner	—	—	—	—	453,817	379.79	453,817	379.79
Subscriptions - Limited Partner	—	—	106,760	79.80	—	—	106,760	79.80
Redemptions - General Partner	—	—	—	—	(100,000)	(84.81)	(100,000)	(84.81)
Redemptions - Limited Partners	(9,174,799)	(7,274.69)	(789,673)	(590.27)	—	—	(9,964,472)	(7,864.96)
Partners’ capital at June 30, 2017	$63,554,925	49,591.18	$558,316	409.53	$754,605	622.29	$64,867,846	50,623.00

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2018.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

(Unaudited)

During the three months ended June 30, 2018, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants. During prior periods included in this report, the Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo Securities, LLC (“Wells Fargo”).The Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time. Effective March 26, 2018, the Futures and Cleared Swap Agreement with Wells Fargo (“the Wells Fargo Customer Agreement”) was terminated. The Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush and ADM.

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

June 30, 2018

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at June 30, 2018 and December 31, 2017, the results of its operations for the three and six months ended June 30, 2018 and 2017 and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the three and six month periods ended June 30, 2018 and 2017, the Partnership engaged in such trading through commodity brokerage accounts with Wells Fargo, Wedbush and ADM.

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

All commodity interests are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below in Note 5 “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on option contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

The Partnership’s investments in U.S. government securities as of June 30, 2018 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

(Unaudited)

The Partnership adopted the provisions of ASU 2014-09 – Revenue from Contracts with Customers for the period ended June 30, 2018.  The General Partner reviewed the requirements of this new standard and based upon the trading activities of the Partnership, there were no changes in the recognition of investment income or trading activities.  In addition, the disclosure provisions of the standard did not have a material impact.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2017.

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$19.67	$21.17	$45.56	$48.40	$63.73	$68.41	$95.25	$101.15
Interest Income	2.93	3.14	1.42	1.51	5.80	6.22	2.25	2.39
Expenses	(22.23)	(19.92)	(26.20)	(24.43)	(43.83)	(39.37)	(50.85)	(49.56)
Increase (decrease) for the period	0.37	4.39	20.78	25.48	25.70	35.26	46.65	53.98
Net asset value per unit, beginning of period	1,278.47	1,372.31	1,260.80	1,337.83	1,253.14	1,341.44	1,234.93	1,309.33
Net asset value per unit, end of period	$1,278.84	$1,376.70	$1,281.58	$1,363.31	$1,278.84	$1,376.70	$1,281.58	$1,363.31

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.1)%	(4.8)%	(6.3)%	(5.1)%	(6.1)%	(4.8)%	(6.5)%	(5.1)%
Allocation to Special Limited Partner	—%	(0.0)%	(0.4)%	(0.5)%	—%	(0.1)%	(0.7)%	(1.0)%
Net investment income (loss) after allocation to Special Limited Partner	(6.1)%	(4.8)%	(6.7)%	(5.6)%	(6.1)%	(4.9)%	(7.2)%	(6.1)%
Operating expenses	7.1%	5.7%	6.8%	5.5%	7.0%	5.7%	6.9%	5.4%
Allocation to Special Limited Partner	—%	(0.0)%	0.4%	0.5%	—%	0.1%	0.7%	1.0%
Total expenses	7.1%	5.7%	7.2%	6.0%	7.0%	5.8%	7.6%	6.4%
Total return:
Total return before allocation to Special Limited Partner	0.0%	0.3%	2.1%	2.4%	2.1%	2.7%	4.5%	5.1%
Allocation to Special Limited Partner	—%	(0.0)%	(0.4)%	(0.5)%	—%	(0.1)%	(0.7)%	(1.0)%
Total return after allocation to Special Limited Partner	0.0%	0.3%	1.7%	1.9%	2.1%	2.6%	3.8%	4.1%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios and total return are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three and six months ended June 30, 2018 and 2017 were 1,166 and 873, and 3,342 and 3,856,  respectively.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at June 30, 2018 and December 31, 2017, respectively.

				Gross Amounts not Offset in the Statement of Financial Condition
June 30, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$89,250	$—	$89,250	$(117,938)	$—	$(28,688)
Total assets	89,250	—	89,250	(117,938)	—	(28,688)
Liabilities
Written options	$(117,938)	$—	$(117,938)	$117,938	$—	$—
Total liabilities	(117,938)	—	(117,938)	117,938	—	—
Net fair value						$(28,688)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

(Unaudited)

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

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
Assets
Options purchased
Indices	$89,250
Total options purchased	$89,250	*
Liabilities
Written options premium received
Indices	$(117,938)
Total written options premium received	$(117,938)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statement of Financial Condition.

	December 31, 2017
Assets
Options purchased
Indices	$211,200
Total options purchased	$211,200	*
Liabilities
Written options premium received
Indices	$(209,000)
Total written options premium received	$(209,000)	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statement of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2018		2017		2018		2017
Net realized gains (losses) on closed contracts	$839,609		$2,921,001		$2,864,272		$5,180,051
Change in net unrealized gains (losses) on open contracts	1,062		(524,587)		(21,663)		48,913
Total trading results	$840,671	***	$2,396,414	***	$2,842,609	***	$5,228,964	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the six-month period ended June 30, 2018.

	Calls			Puts

		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	440	$308,550	$16,500	1,056	$660,000	$140,800
Options written	16,002	11,510,644	1,303,288	45,158	29,335,078	18,740,650
Options exercised	—	—	—	—	—	—
Options expired	(14,372)	(10,360,816)	(1,005,038)	(31,688)	(20,603,171)	(11,133,325)
Options closed	(1,220)	(851,425)	(282,875)	(13,506)	(8,770,981)	(7,556,875)
Outstanding options, end of period	850	$606,953	$31,875	1,020	$620,926	$191,250

5.	Fair Value Measurements:

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

GAAP  requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

(Unaudited)

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the six-month period ended June 30, 2018 and the twelve-month period ended December 31, 2017, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the six months ended June 30, 2018 and the twelve months ended December 31, 2017, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total June 30, 2018	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$19,291,237	$—	$19,291,237	$—
Options purchased	89,250	89,250	—	—
Total assets	19,380,487	89,250	19,291,237	—
Liabilities
Written options	$117,938	$117,938	$—	$—
Total liabilities	117,938	117,938	—	—
Net fair value	$19,262,549	$(28,688)	$19,291,237	$—

	Total December 31, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$25,107,663	$—	$25,107,663	$—
Options purchased	211,200	211,200	—	—
Total assets	25,318,863	211,200	25,107,663	—
Liabilities
Written options	$209,000	$209,000	$—	$—
Total liabilities	209,000	209,000	—	—
Net fair value	$25,109,863	$2,200	$25,107,663	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2018

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and other receivables) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first six months of 2018.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2018, the Partnership’s capital decreased 8.8% from $59,045,216 to $53,841,207. This decrease was attributable to redemptions of 4,869.64 Class A Redeemable Units totaling $6,155,761 and 157.21 Class GP Redeemable Units totaling $200,000 which was partially offset by net income of $1,151,401 and Class GP additions of 0.28 units totaling $351. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Class A unit increased 0.0% from $1,278.47 to $1,278.84, as compared to an increase of 1.7% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Class D unit increased 0.3% from $1,372.31 to $1,376.70, as compared to an increase of 1.9% in the second quarter of 2017. The Partnership experienced a net trading gain before fees and expenses and interest income in the second quarter of 2018 of $840,671. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the second quarter of 2017 of $2,396,414. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the second quarter of 2018, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during June as volatility in S&P 500® Index prices expanded and provided the Partnership with multiple profit opportunities as the S&P 500® Index declined. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter. The Partnership recorded gross gains in May and June due to the continued volatility expansion with nominal gross losses in April.

During the Partnership’s six months ended June 30, 2018, the net asset value per Class A unit increased 2.1% from $1,253.14 to $1,278.84, as compared to an increase of 3.8% in the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Class D unit increased 2.6% from $1,341.44 to $1,376.70, as compared to an increase of 4.1% in the six months ended June 30, 2017. The Partnership experienced a net trading gain before fees and expenses and interest income in the six months ended June 30, 2018 of $2,842,609. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the six months ended June 30, 2017 of $5,228,964. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the six month period ended June 30, 2018, the Partnership recorded trading gains in S&P 500® Index options. The most significant gains were achieved during February and March as the Partnership was able to profitably close out its ratio put spreads in multiple expirations due to general weakness over the two-month period. Gains were also recorded during June from the Partnership’s ratio put spread positions. The Partnership recorded losses in January, April, and May due to limited downside volatility which caused many ratio put spreads to expire worthless.

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

During the reporting period and prior periods covered by this report, interest income was earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush and ADM do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and six months ended June 30, 2018 increased by $52,278 and $136,111 as compared to the corresponding periods in 2017. The increase in the three and six months ended June 30, 2018 in interest income is due to higher U.S. Treasury bill rates, as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period and prior periods covered by this report depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and six months ended June 30, 2018 decreased by $60,474 and $125,623 as compared to the corresponding periods in 2017. This decrease is due to lower average net assets during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2018 increased by $8,627and decreased $23,376, respectively, as compared to the corresponding periods in 2017. The increase or decrease in clearing fees is primarily due to the number of trades executed during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and six months ended June 30, 2018 decreased by $60,402 and $127,865 as compared to the corresponding periods in 2017. The decrease in advisory fees is due to lower average net assets during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2018 decreased by $30,201 and $63,933 as compared to the corresponding periods in 2017. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was a profit share allocation of $128 and $351 for the three and six months ended June 30, 2018 and a profit share allocation of $250,938 and $453,819 made for the corresponding periods in 2017.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and the twelve months ended December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

As of June 30, 2018, the Partnership’s total capitalization was $53,841,207.

June 30, 2018

			Three months ended June 30, 2018**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$15,558,797	28.90%	$42,240,414	$656,945	$20,357,598
Total	$15,558,797	28.90%

As of December 31, 2017, the Partnership’s total capitalization was $59,045,216.

December 31, 2017

			Twelve months ended December 31, 2017**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$9,145,348	15.49%	$57,846,005	$5,812,514	$32,345,619
Total	$9,145,348	15.49%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2018, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	658.50	$1,269.34	—	N/A	N/A	N/A
May 1, 2018 - May 31, 2018	879.19	$1,266.62	—	N/A	N/A	N/A
June 1, 2018 - June 30, 2018	532.26	$1,278.84	—	N/A	N/A	N/A
Total	2,069.95	$1,270.63	—	N/A

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	August 10, 2018