Form 10-K
period 2018-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2019-03-22
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended  December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Limited Partnership Redeemable Units with an aggregate value of $53,104,220 of Class A and $563,804 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 32,670.46 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner (as defined below) contributions and redemptions for the years ended December 31, 2018, 2017 and 2016 are reported in the Statements of Changes in Partners’ Capital on page 26 under “Item 8. Financial Statements and Supplementary Data .”

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2018.

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

During the twelve months ended December 31, 2018, the Partnership’s commodity brokers were Wells Fargo Securities, LLC (“Wells Fargo”), Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), all of which are registered futures commission merchants. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). During the reporting period and prior periods covered by this report, the Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

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

During prior periods included in this report, Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant, also served as commodity broker.

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the twelve months ended December 31, 2018 and 2017, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo, Wedbush and ADM. During prior periods included in this report, the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co.

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

For the period January 1, 2018 through December 31, 2018, the approximate average market sector allocation for the Partnership was 100% indices.

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

Under a commodity futures customer agreement with MS&Co. (the “MS&Co. Customer Agreement”), the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees”) directly. During the term of the MS&Co. Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week U.S. T-Bill discount rate. The MS&Co. Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts.

Under the Wells Fargo Customer Agreement during the reporting period and prior periods covered by this report, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees”) directly. During the term of the Wells Fargo Customer Agreement, the portion of the Partnership’s cash held at Wells Fargo is in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2018 and 2017 the amount of cash held for margin requirements at Wells Fargo was $0 and $8,446,588, respectively. Wells Fargo agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day T-Bill rate. The Wells Fargo Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo.

Under the Wedbush and ADM Customer Agreements, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM clearing fees,” and together with the MS & Co. clearing fees and the Wells Fargo clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush and ADM are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2018 and 2017 the amount of cash held for margin requirements at Wedbush and ADM was $0, $218,362 and $0, $480,398, respectively. Wedbush and ADM do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is set forth under “Item 6. Selected Financial Data .” The Partnership’s capital as of December 31, 2018, was $45,346,263.

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

Item 2.	Properties.

The Partnership does not own or lease any properties.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, the General Partner or its affiliates.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities .
(a)	Market Information . The Partnership has issued no stock. There is no public market for the Redeemable Units.
(b)	Holders . The number of holders of Redeemable Units as of February 28, 2019, was 448 for Class A Units and 4 for Class D Units.
(c)	Dividends . The Partnership did not declare any distributions in 2018 or 2017. The Partnership does not intend to declare distributions in the foreseeable future.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans . None.
(e)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities . For the twelve months ended December 31, 2018 and 2017, and 2016 there were no subscriptions of Class A or Class D Redeemable Units.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers .

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018– October 31, 2018	879.2472	$1,323.6315	N/A	N/A	N/A	N/A
November 1, 2018 – November 30, 2018	2,522.5620	$1,327.3306	N/A	N/A	N/A	N/A
December 1, 2018– December 31, 2018	370.2337	$1,283.8951	N/A	N/A	N/A	N/A
	3,772.0429	$1,322.2051	N/A	N/A

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

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, and total assets at December 31, 2018, 2017, 2016, 2015, and 2014  were as follows:

	2018	2017	2016	2015	2014
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $1,892,555, $2,102,870, $2,145,128, $2,702,292, and $5,422,807, respectively	$2,830,293	$3,671,618	$5,889,236	$6,456,463	$2,045,998
Interest income	590,691	295,297	166,743	28,030	23,637
	$3,420,984	$3,966,915	$6,055,979	$6,484,493	$2,069,635
Net income (loss) before allocation to Special Limited Partner	$1,507,379	$1,650,430	$3,285,538	$2,972,403	$(2,275,145)
Allocation to Special Limited Partner	$(1,764)	$(453,819)	$(2,588)	$—	$—
Net income (loss) after allocation to Special Limited Partner	$1,505,615	$1,196,611	$3,282,950	$2,972,403	$(2,275,145)
Increase (decrease) in net asset value per unit:
Class A	$30.76	$18.21	$51.70	$24.82	$(20.60)
Class D	$45.22	$32.11	$67.19	$41.13	$(3.12)
Class GP*	$93.13	$83.68	$100.39	$31.72	$—
Net asset value per unit
Class A	$1,283.90	$1,253.14	$1,234.93	$1,183.23	$1,158.41
Class D	$1,386.66	$1,341.44	$1,309.33	$1,242.14	$1,201.01
Class GP*	$1,308.92	$1,215.79	$1,132.11	$1,031.72	$—
Total assets	$46,086,776	$60,344,765	$73,580,357	$90,321,212	$142,016,474
* Class GP commenced on May 1, 2015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations .

Overview

The Partnership aims to achieve capital appreciation through speculative trading, directly and indirectly, primarily in the U.S. market for stock indices. The Partnership may also hold T-Bills. The Partnership may employ futures and option contracts in those markets. Additionally, the Partnership does not currently intend to, but may in the future, employ spot and forward contracts in those markets.

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

Liquidity

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and U.S. government securities at fair value), and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year ended December 31, 2018.

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

From January 1, 2018 through December 31, 2018, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 40.6%.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co., Wells Fargo, Wedbush and/or ADM, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., Wells Fargo, Wedbush or ADM, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to be subject to such risks with respect to Wedbush and ADM.

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2018, the Partnership’s capital decreased 23.2% from $59,045,216 to $45,346,263. This decrease was attributable to redemptions of 11,657.95 Class A Redeemable Units totaling $15,006,332, and 157.21 Class GP Redeemable Units totaling $200,000. This decrease was partially offset by net income of $1,505,615, coupled with 1.36 Class GP units from profit share allocations totaling $1,764. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

For the year ended December 31, 2018 the net asset value per Class A unit increased 2.5% from $1,253.14 to $1,283.90. For the year ended December 31, 2018, the net asset value per Class D unit increased 3.4% from $1,341.44 to $1,386.66. For the year ended December 31, 2017 the net asset value per Class A unit increased 1.5% from $1,234.93 to $1,253.14. For the year ended December 31, 2017, the net asset value per Class D unit increased 2.5% from $1,309.33 to $1,341.44.For the year ended December 31, 2016 the net asset value per Class A unit increased 4.4% from $1,183.23 to $1,234.93. For the year ended December 31, 2016, the net asset value per Class D unit increased 5.4% from $1,242.14 to $1,309.33.

The Partnership experienced a net trading gain of $4,722,848 before fees and expenses and interest income for the year ended December 31, 2018. Gains were primarily attributable to the trading of the S&P® Index futures and S&P® Index Puts. The net trading gain or loss for the Partnership is disclosed on page 25 under “Item 8. Financial Statements and Supplementary Data. ”

During 2018, the Partnership recorded an increase in Net Asset Value per unit as trading profits were recorded during February, March, June, July, September, October and November. These profits were partially offset by trading losses incurred in January, April, May, August and December. All loss months were minimal with the largest loss incurred in December as the strong market decline caused much of the premium spent on ratio put spreads to expire worthless. The largest gain of the year was recorded in October as a rapid decline in the markets led to profits on long ratio put spreads.

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

Interest income is earned at Wells Fargo at 90% of the 90-day T-Bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush and ADM do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and twelve months ended December 31, 2018 increased by $71,560 and $295,394, respectively, as compared to the corresponding periods in 2017. The increase in interest income is due to higher T-Bill rates during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period and prior periods included in this report depended on the average daily equity in the Partnership’s account and upon interest rates earned by the Partnership at Wells Fargo and MS&Co.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and twelve months ended December 31, 2018 decreased by $54,697 and $233,674, respectively, as compared to the corresponding periods in 2017. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2018 decreased by $6,015 and increased by $23,359, respectively, as compared to the corresponding periods in 2017. The increase or decrease in clearing fees is primarily due to an increase or decrease in the number of trades executed during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017. All clearing fees are borne by the Partnership.

Advisory/management fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory/management fees for the three and twelve months ended December 31, 2018 decreased by $54,545 and $235,786, respectively, as compared to the corresponding periods in 2017. The decrease in advisory/management fees is due to lower average net assets during the three and twelve months ended December 31, 2018, as compared to the corresponding periods in 2017.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2018 decreased by $27,273 and $117,894, respectively, as compared to the corresponding periods in 2017. The decrease in administrative fees for the three and twelve months ended December 31, 2018 is due to lower average net assets during the period as compared to the corresponding periods in 2017.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. Profit share allocations for the three and twelve months ended December 31, 2018 decreased by $0 and $452,055, respectively, as compared to the corresponding periods in 2017.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2018 and 2017 were $290,908 and $200,106, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2018 and 2017 were $9,893 and $149,895, respectively.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2018 and 2017, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2018, the Partnership’s total capitalization was $45,346,263.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$-	0.00%	$47,415,656	$—	$21,335,978
Total	$-	0.00%

As of December 31, 2017, the Partnership’s total capitalization was $59,045,216.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$9,145,348	15.49%	$57,846,005	$5,812,514	$32,345,619
Total	$9,145,348	15.49%

*	Annual average of month-end Value at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2018, by market sector.

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

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018, 2017 and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Condensed Schedules of Investments at December 31, 2018 and 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements.

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of   December 31, 2018 based on the criteria referred to above.

Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Managed Futures Premier Warrington L.P. (the Partnership) as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion the financial statements present fairly in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and changes in its partners’ capital for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Partnership’s auditor since 2017.

Fort Worth, Texas

March 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Managed Futures Premier Warrington L.P. (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Managed Futures Premier Warrington L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, New Jersey

March 27, 2018

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

Assets:
Equity in trading account:
Cash (Note 3c)	$21,576,313	$25,880,554
Cash margin (Note 3c)	—	9,145,348
Options purchased, at fair value (cost $0 and $147,400 at December 31, 2018 and December 31, 2017, respectively)	—	211,200
Total trading equity	21,576,313	35,237,102
Investments in U.S. government securities, at fair value (cost $24,302,443 and $25,039,569 at December 31, 2018 and December 31, 2017, respectively)	24,510,463	25,107,663
Total assets	$46,086,776	$60,344,765
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $0 and $157,300 at December 31, 2018 and December 31, 2017, respectively)	$—	$209,000
Accrued expenses:
Ongoing selling agent fees (Note 3c)	88,768	99,043
Advisory fees (Note 3b)	76,261	99,229
Administrative fees (Note 3a)	38,130	49,614
Professional fees	45,836	135,185
Other	16,177	7,948
Redemptions payable (Note 5)	475,341	699,530
Total liabilities	740,513	1,299,549
Partners’ Capital: (Notes 1 and 5)
General Partner, Class GP, (137.2151 and 293.0594 unit equivalents outstanding at December 31, 2018 and December 31, 2017, respectively)	179,595	356,295
Limited Partners, Class A (34,737.0923 and 46,395.0467 Redeemable Units outstanding at December 31, 2018 and December 31, 2017, respectively)	44,598,789	58,139,561
Limited Partners, Class D (409.5317 and 409.5317 Redeemable Units outstanding at December 31, 2018 and December 31, 2017, respectively)	567,879	549,360
Total partners’ capital	45,346,263	59,045,216
Total liabilities and partners’ capital	$46,086,776	$60,344,765
Net asset value per unit:
Class A	$1,283.90	$1,253.14
Class D	$1,386.66	$1,341.44
Class GP	$1,308.92	$1,215.79

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2018

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States
Government
Treasury Bill 0% due June 20, 2019	$3,128,600	$3,093,198	6.82%
Treasury Bill 0% due May 23, 2019	$2,031,000	2,011,813	4.44
Treasury Bill 0% due April 25, 2019	$5,161,100	5,124,654	11.30
Treasury Bill 0% due February 28, 2019	$5,171,200	5,153,902	11.36
Treasury Bill 0% due January 17, 2019	$4,131,300	4,127,463	9.10
Treasury Bill 0% due January 3, 2019	$5,000,000	4,999,433	11.03
Total investments in U.S. government securities at fair value (cost $24,302,443)		$24,510,463	54.05%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income (Note 3c)	$590,691	$295,297	$166,743
Expenses:
Ongoing selling agent fees (Note 3c)	1,072,591	1,306,265	1,582,889
Clearing fees	819,964	796,605	562,239
Advisory fees (Note 3b)	1,075,203	1,310,989	1,589,074
Administrative fees (Note 3a)	537,601	655,495	794,540
Professional fees	290,908	200,106	272,636
Other	9,893	149,895	114,191
Total expenses	3,806,160	4,419,355	4,915,569
Net investment income (loss)	(3,215,469)	(4,124,058)	(4,748,826)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	4,734,950	5,742,840	8,064,452
Change in net unrealized gains (losses) on open contracts	(12,102)	31,648	(30,088)
Total trading results	4,722,848	5,774,488	8,034,364
Net income (loss) before allocation to Special Limited Partner	1,507,379	1,650,430	3,285,538
Allocation to Special Limited Partner (Note 3b)	(1,764)	(453,819)	(2,588)
Net income (loss) available for pro rata distribution	$1,505,615	$1,196,611	$3,282,950
Net income (loss) allocation by class:
Class A	$1,465,560	$1,136,990	$3,199,587
Class D	$18,519	$27,695	$50,707
Class GP**	$21,536	$31,926	$32,656
Net income (loss) per unit (Note 6):*
Class A	$30.76	$18.21	$51.70
Class D	$45.22	$32.11	$67.19
Class GP**	$93.13	$83.68	$100.39
Weighted average units outstanding:
Class A	41,373.43	50,815.33	64,617.45
Class D	409.53	527.33	767.41
Class GP**	214.89	402.17	325.64

*	Based on change in net asset value per unit.
**	Class GP commenced on May 1, 2015 (325.0000 units).

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2018, 2017 and 2016

	Class A		Class D		Class GP *		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2015	$87,057,316	73,575.75	$937,431	754.69	$335,308	325.00	$88,330,055	74,655.44
Net Income (loss) available for pro rata distribution	3,199,587	—	50,707	—	32,656	—	3,282,950	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	2,588	2.31	2,588	2.31
Subscriptions Limited Partners			216,440	165.31			216,440	165.31
Redemptions - Limited Partners	(20,031,468)	(16,709.88)	—	—	—	—	(20,031,468)	(16,709.88)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2016	$70,225,435	56,865.87	$1,204,578	920.00	$370,552	327.31	$71,800,565	58,113.18
Net Income (loss) available for pro rata distribution	1,136,990	—	27,695	—	31,926	—	1,196,611	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	453,819	379.80	453,819	379.80
Subscriptions Limited Partners	—	—	106,760	79.80	—	—	106,760	79.80
Redemptions - Limited Partners	(13,222,864)	(10,470.83)	(789,673)	(590.27)	(500,002)	(414.05)	(14,512,539)	(11,475.15)
Redemptions - General Partner							—	—
Partners’ capital at December 31, 2017	$58,139,561	46,395.04	$549,360	409.53	$356,295	293.06	$59,045,216	47,097.63
Net income (loss) available for pro rata distribution	1,465,560	—	18,519	—	21,536	—	1,505,615	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	1,764	1.36	1,764	1.36
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(15,006,332)	(11,657.95)	—	—	—	—	(15,006,332)	(11,657.95)
Redemptions - General Partners	—	—	—	—	(200,000)	(157.21)	(200,000)	(157.21)
Partners’ capital at December 31, 2018	$44,598,789	34,737.09	$567,879	409.53	$179,595	137.21	$45,346,263	35,283.83

Net Asset Value Per Unit:

	Class A	Class D	Class GP *
2016	$1,234.93	$1,309.33	$1,132.11
2017	$1,253.14	$1,341.44	$1,215.79
2018	$1,283.90	$1,386.66	$1,308.92

* Class GP commenced on May 1, 2015.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2018

1.	Partnership Organization:

Managed Futures Premier Warrington L.P. (formerly known as Warrington Fund L.P.) (the “Partnership”) is a limited partnership organized on November 28, 2005, under the partnership laws of the State of New York to engage in the speculative trading of commodity interests including futures and option contracts. The Partnership does not currently intend to, but may in the future, engage in transactions in spot and forward markets. The Partnership primarily trades futures and options in the stock indices sector. The Partnership may also hold T-Bills. The Partnership commenced trading on February 21, 2006. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2018.

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

During the twelve months ended December 31, 2018, the Partnership’s commodity brokers were Wells Fargo Securities, LLC (“Wells Fargo”), Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), all of which are registered futures commission merchants. Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo (the “Wells Fargo Customer Agreement”). Under the Wells Fargo Customer Agreement, during the reporting period and prior periods included in this report, the Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo.

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

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the twelve months ended December 31, 2018, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wells Fargo, Wedbush and ADM. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush and ADM.

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

b.

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses. The Partnership’s investments in U.S. government securities as of December 31, 2018 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As such a rollforward of Level 3 derivative instruments was not presented, nor was a table presenting unobservable inputs used by management in the fair value measurement process. During the years ended December 31, 2018 and 2017, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$24,510,463	$—	$24,510,463	$—
Options purchased	—	—	—	—
Total assets	24,510,463	—	24,510,463	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$24,510,463	$—	$24,510,463	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$25,107,663	$—	$25,107,663	$—
Options purchased	211,200	211,200	—	—
Total assets	25,318,863	211,200	25,107,663	—
Liabilities
Written options	$209,000	$209,000	$—	$—
Total liabilities	209,000	209,000	—	—
Net fair value	$25,109,863	$2,200	$25,107,663	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Under the Wells Fargo Customer Agreement, during the reporting period and prior periods included in this report, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees”) directly. During the term of the Wells Fargo Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at Wells Fargo. The portion of the Partnership’s cash held at Wells Fargo was deposited in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2018 and 2017 the amount of cash held for margin requirements at Wells Fargo was $0 and $8,446,588, respectively. Wells Fargo agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day T-Bill rate. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo.

Under the MS&Co. Customer Agreement, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees”) directly. During the term of the MS&Co. Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at MS&Co. The Partnership’s cash was deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. paid the Partnership interest on 80% of the average daily equity maintained in cash in the Partnership’s brokerage account at the rate equal to the monthly average of the 4-week T-Bill discount rate.  Effective March 31, 2015, the MS&Co. Customer Agreement was terminated.

Under the Wedbush and ADM Customer Agreements, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM clearing fees,” and together the Wells Fargo clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush and ADM are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2018 and 2017 the amount of cash held for margin requirements at Wedbush and ADM was $0 and $218,362, and $0 and $480,398, respectively. Wedbush and ADM do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Wedbush Customer Agreement and the ADM Customer Agreement give, and the Wells Fargo Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All clearing fees paid to Wedbush, ADM and executing brokers, as applicable, are and all clearing fees paid to Wells Fargo, were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the years ended December 31, 2018 and 2017 were 1,280 and 3,506, respectively.

The following tables summarize the valuation of the Partnership’s investments as of  December 31, 2018 and 2017:

Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$211,200	$—	$211,200	$(209,000)	$—	$2,200
Total assets	211,200	—	211,200	(209,000)	—	2,200
Liabilities
Written options	$(209,000)	$—	$(209,000)	$209,000	$—	$—
Total liabilities	(209,000)	—	(209,000)	209,000	—	—
Net fair value						$2,200

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2018 and 2017:

	2018	2017
Assets
Options Purchased
Indices	$—	$211,200
Total options purchased	$—	$211,200	*

 *This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2018		2017
Liabilities
Written Options
Indices	$—		$(209,000)
Total written options	$—	**	$(209,000)	**

**	This amount is included in “Written options, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2018, 2017 and 2016:

Sector - Indices	2018		2017		2016
Net realized gains (losses) on closed contracts	$4,734,950		$5,742,840		$8,064,452
Change in net unrealized gains (losses) on open contracts	(12,102)		31,648		(30,088)
Total trading results	$4,722,848	***	$5,774,488	***	$8,034,364	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the year ended December 31, 2018:

	Calls			Puts

		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	440	$308,550	$16,500	1,056	$660,000	$140,800
Options written	36,782	26,494,001	3,251,413	94,598	61,648,524	32,685,663
Options exercised	—	—	—	—	—	—
Options expired	(34,288)	(24,763,841)	(2,470,438)	(66,588)	(43,414,011)	(20,096,350)
Options closed	(2,934)	(2,038,710)	(797,475)	(29,066)	(18,894,513)	(12,730,113)
Outstanding options, end of period	-	$-	$-	-	$-	$-

5.	Subscriptions, Distributions and Redemptions:

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

6.	Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2018	2017	2017	2016	2016
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$107.08	$115.04	$106.31	$112.95	$123.94	$130.97
Interest Income	14.25	15.33	5.76	6.13	2.52	2.68
Expenses and allocation to Special Limited Partner	(90.57)	(85.15)	(93.86)	(86.97)	(74.76)	(66.46)
Increase (decrease) for the period	30.76	45.22	18.21	32.11	51.70	67.19
Net asset value per unit, beginning of period	1,253.14	1,341.44	1,234.93	1,309.33	1,183.23	1,242.14
Net asset value per unit, end of period	$1,283.90	$1,386.66	$1,253.14	$1,341.44	$1,234.93	$1,309.33

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

	2018	2018	2017	2017	2016	2016
	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:
Net investment income (loss) **	(6.1)%	(4.8)%	(6.4)%	(6.6)%	(6.1)%	(4.7)%
Allocation to Special Limited Partner	(0.0)%	(0.3)%	(0.7)%	(1.6)%	—%	(0.3)%
Net investment income (loss) after allocation to Special Limited Partner**	(6.1)%	(5.1)%	(7.1)%	(8.2)%	(6.1)%	(5.0)%
Operating expenses	7.2%	5.9%	6.8%	7.2%	6.3%	4.9%
Allocation to Special Limited Partner	0.0%	0.3%	0.7%	1.6%	—%	0.3%
Total expenses	7.2%	6.2%	7.5%	8.8%	6.3%	5.2%
Total return :
Total return before allocation to Special Limited Partner	2.5%	3.7%	2.3%	4.1%	4.4%	5.6%
Allocation to Special Limited Partner	—%	(0.3)%	(0.8)%	(1.6)%	—%	(0.2)%
Total return after allocation to Special Limited Partner	2.5%	3.4%	1.5%	2.5%	4.4%	5.4%

**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as Wells Fargo, Wedbush and ADM, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wells Fargo, Wedbush or ADM, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wedbush and ADM.

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

Selected unaudited quarterly financial data for the years ended December 31, 2018 and 2017 are summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$136,845	$1,118,576	$503,766	$1,661,797
Net income (loss) before allocation to Special Limited Partner	$(285,795)	$641,422	$5,834	$1,145,918
Net income (loss) after allocation to Special Limited Partner	$(285,795)	$640,009	$5,706	$1,145,695
Increase (decrease) in net asset value per unit Class A	$(11.10)	$16.16	$0.37	$25.33
Increase (decrease) in net asset value per unit Class D	$(8.37)	$18.33	$4.39	$30.87

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$(254,772)	$(45,121)	$1,955,384	$2,311,424
Net income (loss) before allocation to Special Limited Partner	$(796,543)	$(578,022)	$1,346,292	$1,678,703
Net income (loss) after allocation to Special Limited Partner	$(796,543)	$(578,022)	$1,095,354	$1,475,822
Increase (decrease) in net asset value per unit Class A	$(16.71)	$(11.73)	$20.78	$25.87
Increase (decrease) in net asset value per unit Class D	$(13.63)	$(8.24)	$25.48	$28.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

Not applicable.

Item 9A.	Controls and Procedures .

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information .

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The executive officer of the General Partner is Scott C. Kimple (Sole Manager of the General Partner).

Scott C. Kimple, age 53, is the Founder, Principal, Sole Manager and Portfolio Manager of the Advisor. Mr. Kimple manages the Partnership’s portfolio. Mr. Kimple has been listed as a principal and registered as an associated person of the General Partner since December 15, 2014 and December 23, 2014, respectively, and listed as a principal and registered as an associated person of the Advisor since January 27, 2012 and January 30, 2012, respectively. Mr. Kimple also was registered as an associated person and listed as a principal of Warrington Mgt., L.P., a commodity trading advisor (“CTA”), from July 1995 until October 1996 and again from April 30, 1999 until April 24, 2013. Mr. Kimple also was a principal and an associated person of Warrington Advisors LLC, a CTA and commodity pool operator, from June 2008 through July 2011.

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

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business .” During the year ended December 31, 2018, the General Partner earned $537,601 in administrative fees. As compensation for its services, the Partnership pays the Advisor advisory fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business .” For the year ended December 31, 2018, the Advisor earned $1,075,203 in advisory fees. There was a profit share allocation earned by the Special Limited Partner of $1,764.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .
(a)	Security ownership of certain beneficial owners. As of February 28, 2019, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class GP unit equivalents	General Partner	$179,595	0.4%

(c)	Changes in control.

None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
(a)	Transactions with related persons . None.
(b)	Review, approval or ratification of transactions with related persons . Not applicable.
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
(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver and Tidwell LLP (“Weaver”) and Deloitte & Touche LLP for the years ended December 31, 2018 and 2017, respectively, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018	$86,500
2017	$93,000

(2)	Audit-Related Fees. None.
(3)

Tax Fees . The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver for the years ended December 31, 2018 and 2017, respectively, for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2018	$20,000
2017	$20,000

(4)	All Other Fees. None.
(5)	Not Applicable.
(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules .

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2018 and 2017.

Condensed Schedules of Investments at December 31, 2018 and 2017.

Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

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

Date: March 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)
Warrington GP, LLC

Date: March 22, 2019