Form 10-Q
period 2019-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2019-05-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 30, 2019, 31,198.33 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2019	December 31, 2018
Assets:
Equity in trading account:
Cash	$9,065,957	$21,576,313
Cash margin	11,018,056	—
Other prepaid expenses	461	—
Options purchased, at fair value (cost $261,375 and $0 at March 31, 2019 and December 31, 2018, respectively)	138,975	—
Total trading equity	20,223,449	21,576,313
Investments in U.S. government securities, at fair value (cost $22,468,346 and $24,302,443 at March 31, 2019 and December 31, 2018, respectively)	22,637,832	24,510,463
Total assets	$42,861,281	$46,086,776
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $244,163 and $0 at March 31, 2019 and December 31, 2018, respectively)	$88,613	$—
Accrued expenses:
Ongoing selling agent fees	84,922	88,768
Advisory fees	70,685	76,261
Administrative fees	35,343	38,130
Professional fees	72,836	45,836
Other	21,694	16,177
Redemptions payable	491,542	475,341
Total liabilities	865,635	740,513
Partners’ Capital:
General Partner, Class GP, (137.2151 and 137.2151 unit equivalents outstanding at March 31, 2019 and December 31, 2018, respectively)	182,069	179,595
Limited Partners, Class A (32,086.3475 and 34,737.0923 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively)	41,243,254	44,598,789
Limited Partners, Class D (409.5317 and 409.5317 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively)	570,323	567,879
Total partners’ capital	41,995,646	45,346,263
Total liabilities and partners’ capital	$42,861,281	$46,086,776
Net asset value per unit:
Class A	$1,285.38	$1,283.90
Class D	$1,392.63	$1,386.66
Class GP	$1,326.95	$1,308.92

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States Government

Treasury Bill 0% due September 5, 2019	$4,223,500	$4,178,660	9.95%
Treasury Bill 0% due August 15, 2019	$4,054,400	4,017,302	9.57
Treasury Bill 0% due July 18, 2019	$4,182,800	4,152,528	9.89
Treasury Bill 0% due June 20, 2019	$3,128,600	3,111,941	7.41
Treasury Bill 0% due May 23, 2019	$2,031,000	2,023,974	4.82
Treasury Bill 0% due April 25, 2019	$5,161,100	5,153,427	12.27
Total investments in U.S. government securities at fair value (cost $22,468,346)		$22,637,832	53.91%

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	204	$138,975	0.33%
Total options purchased (cost $261,375)		138,975	0.33%
Written Options
Indices
Calls	255	(3,188)	(0.01)
Puts	918	(85,425)	(0.20)
Total written options (premium received $244,163)		(88,613)	(0.21)
Net fair value		$50,362	0.12%

See accompanying notes to financial statements.

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States Government

Treasury Bill 0% due June 20, 2019	$3,128,600	$3,093,198	6.82%
Treasury Bill 0% due May 23, 2019	$2,031,000	2,011,813	4.44
Treasury Bill 0% due April 25, 2019	$5,161,100	5,124,654	11.30
Treasury Bill 0% due February 28, 2019	$5,171,200	5,153,902	11.36
Treasury Bill 0% due January 17, 2019	$4,131,300	$4,127,463	9.10
Treasury Bill 0% due January 3, 2019	$5,000,000	$4,999,433	11.03
Total investments in U.S. government securities at fair value (cost $24,302,443)		$24,510,463	54.05%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income	$127,384	$131,630
Expenses:
Ongoing selling agent fees	218,558	288,785
Clearing fees	164,146	182,986
Advisory fees	219,616	289,285
Administrative fees	109,807	144,642
Professional fees	71,701	75,652
Other	5,669	6,300
Total expenses	789,497	987,650
Net investment income (loss)	(662,113)	(856,020)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	660,290	2,024,663
Change in net unrealized gains (losses) on open contracts	33,148	(22,725)
Total trading results	693,438	2,001,938
Net income (loss) before allocation to Special Limited Partner	31,325	1,145,918
Allocation to Special Limited Partner	—	(223)
Net income (loss) available for Pro rata distribution	$31,325	$1,145,695

Net income (loss) allocation by class:
Class A	$26,407	$1,121,273
Class D	$2,444	$12,639
Class GP	$2,474	$11,783
Net asset value per unit:
Class A (32,086.3475 and 43,595.3479 units outstanding at March 31, 2019 and 2018, respectively)	$1,285.38	$1,278.47
Class D (409.5317 and 409.5317 units outstanding at March 31, 2019 and 2018, respectively)	$1,392.63	$1,372.31
Class GP (137.2151 and 293.2399 units outstanding at March 31, 2019 and 2018, respectively)	$1,326.95	$1,256.00
Net income (loss) per unit:
Class A*	$1.48	$25.33
Class D*	$5.97	$30.87
Class GP*	$18.03	$40.21
Weighted average units outstanding
Class A	33,812.58	45,274.59
Class D	409.53	409.53
Class GP	137.22	293.06

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2018	$44,598,789	34,737.09	$567,879	409.53	$179,595	137.22	$45,346,263	35,283.84
Net Income (loss) available for pro rata distribution	26,407	—	2,444	—	2,474	—	31,325	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(3,381,942)	(2,650.74)	—	—	—	—	(3,381,942)	(2,650.74)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2019	$41,243,254	32,086.35	$570,323	409.53	$182,069	137.22	$41,995,646	32,633.10

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2017	$58,139,561	46,395.04	$549,360	409.53	$356,295	293.06	$59,045,216	47,097.63
Net income (loss) available for pro rata distribution	1,121,273	—	12,639	—	11,783	—	1,145,695	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	223	0.18	223	0.18
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(3,525,630)	(2,799.69)	—	—	—	—	(3,525,630)	(2,799.69)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2018	$55,735,204	43,595.35	$561,999	409.53	$368,301	293.24	$56,665,504	44,298.12

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2019

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2019.

On June 15, 2011, the Partnership began offering “Class A” Redeemable Units and “Class D” Redeemable Units pursuant to the offering memorandum. All outstanding Redeemable Units on June 15, 2011 were designated Class A Redeemable Units. The rights, powers, duties and obligations associated with the investment in Class A Redeemable Units were not changed. On October 1, 2011, the first Class D Redeemable Units were issued to limited partners of the Partnership (each a “Limited Partner”). Class A Redeemable Units and Class D Redeemable Units will each be referred to as a “Class” and together referred to as the “Classes.” The Class of Redeemable Units that a Limited Partner receives will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Class A Redeemable Units or Class D Redeemable Units to investors in its sole discretion. On May 1, 2015, a new share class of units of general partner interest “Class GP” was initiated to accept an investment from the General Partner.

During the three months ended March 31, 2019, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants. During prior periods included in this report, the Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo Securities, LLC (“Wells Fargo”). The Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time. Effective March 26, 2018, the Futures and Cleared Swap Agreement with Wells Fargo (“the Wells Fargo Customer Agreement”) was terminated. The Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush and ADM.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2019

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at March 31, 2019 and December 31, 2018, the results of its operations for the three months ended March 31, 2019 and 2018 and changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2019

(Unaudited)

The Partnership’s trading of futures and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. During the three months ended March 31, 2019 and 2018, the Partnership engaged in such trading through commodity brokerage accounts with Wells Fargo, Wedbush and ADM.

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

The Partnership’s investments in U.S. government securities as of March 31, 2019 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2018.

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$20.83	$22.55	$44.06	$47.24
Interest Income	3.71	4.01	2.87	3.08
Expenses	(23.06)	(20.59)	(21.60)	(19.45)
Increase (decrease) for the period	1.48	5.97	25.33	30.87
Net asset value per unit, beginning of period	1,283.90	1,386.66	1,253.14	1,341.44
Net asset value per unit, end of period	$1,285.38	$1,392.63	$1,278.47	$1,372.31

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2019

(Unaudited)

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.2)%	(4.9)%	(6.1)%	(4.9)%
Allocation to Special Limited Partner	—%	—%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(6.2)%	(4.9)%	(6.1)%	(4.9)%
Operating expenses	7.4%	6.0%	7.0%	5.8%
Allocation to Special Limited Partner	—%	—	—%	—%
Total expenses	7.4%	6.0%	7.0%	5.8%
Total return:
Total return before allocation to Special Limited Partner	0.1%	0.4%	2.0%	2.3%
Allocation to Special Limited Partner	—%	—	—%	—%
Total return after allocation to Special Limited Partner	0.1%	0.4%	2.0%	2.3%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wedbush, ADM and executing brokers, as applicable, are, and all clearing fees paid to Wells Fargo. were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended March 31, 2019 and 2018 were 2,195 and 580,  respectively.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2019

(Unaudited)

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at March 31, 2019 and December 31, 2018, respectively:

				Gross Amounts not Offset in the Statement of Financial Condition
March 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$138,975	$—	$138,975	$(88,613)	$—	$50,362
Total assets	138,975	—	138,975	(88,613)	—	50,362
Liabilities
Written options	$(88,613)	$—	$(88,613)	$88,613	$—	$—
Total liabilities	(88,613)	—	(88,613)	88,613	—	—
Net fair value						$50,362

Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
Assets
Options purchased
Indices	$50,362
Total options purchased	$50,362	*
Liabilities
Written options premium received
Indices	$—
Total written options premium received	$—	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statement of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2019

(Unaudited)

December 31, 2018
Assets
Options purchased
Indices	$—
Total options purchased	$—	*
Liabilities
Written options premium received
Indices	$—
Total written options premium received	$—	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statement of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2019 and 2018:

Sector-Indices	2019		2018
Net realized gains (losses) on closed contracts	$660,290		$2,024,663
Change in net unrealized gains (losses) on open contracts	33,148		(22,725)
Total trading results	$693,438	***	$2,001,938	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the three-month period ended March 31, 2019:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	—	$—	$—
Options written	8,270	5,800,348	581,000	21,758	13,853,323	4,670,250
Options exercised	—	—	—	—	—	—
Options expired	(7,013)	(4,927,971)	(470,687)	(18,104)	(11,426,483)	(3,648,650)
Options closed	(1,002)	(685,270)	(100,750)	(2,736)	(1,814,330)	(787,000)
Outstanding options, end of period	255	$187,107	$9,563	918	$612,510	$234,600

5.	Fair Value Measurements:

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

March 31, 2019

(Unaudited)

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the three-months ended March 31, 2019 and the twelve-month period ended December 31, 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three months ended March 31, 2019 and the twelve months ended December 31, 2018, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total March 31, 2019	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$22,637,832	$—	$22,637,832	$—
Options purchased	138,975	138,975	—	—
Total assets	22,776,807	138,975	22,637,832	—
Liabilities
Written options	$88,613	$88,613	$—	$—
Total liabilities	88,613	88,613	—	—
Net fair value	$22,688,194	$50,362	$22,637,832	$—

	Total December 31, 2018	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$24,510,463	$—	$24,510,463	$—
Options purchased	—	—	—	—
Total assets	24,510,463	—	24,510,463	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$24,510,463	$—	$24,510,463	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2019

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as Wells Fargo and/or Wedbush and ADM, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wells Fargo, Wedbush or ADM, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wedbush and ADM.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2019

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value, prepaid expenses and other receivables) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first three months of 2019.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2019, the Partnership’s capital decreased  from $45,346,263 to $41,995,646. This decrease was attributable to redemptions of 2,650.74 Class A Redeemable Units totaling $3,381,942 which was partially offset by net income of $31,325. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the December 31, 2018 annual Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and change in net unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2019, the net asset value per Class A unit increased 0.1% from $1,283.90 to $1,285.38, as compared to an increase of 2.0% in the first quarter of 2018. During the Partnership’s first quarter of 2019, the net asset value per Class D unit increased 0.4% from $1,386.66 to $1,392.63, as compared to an increase of 2.3% in the first quarter of 2018. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2019 of $693,438. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2018 of $2,001,938. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the first quarter of 2019, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during March as volatility in S&P 500® Index prices expanded moderately and provided the Partnership with multiple profit opportunities as the S&P 500® Index experienced a few small declines. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter. The Partnership recorded gross losses in  January and February due to the constrained volatility and a strong rally in the S&P 500® Index .

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

During the reporting period and prior periods covered by this report, interest income was earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush and ADM do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three months ended March 31, 2019 decreased by $4,246 as compared to the corresponding period in 2018. The decrease in the three months ended March 31, 2019 in interest income is due to lower average net assets as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period and prior periods covered by this report depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three months ended March 31, 2019 decreased by $70,227 as compared to the corresponding period in 2018. This decrease is due to lower average net assets during the three months ended March 31, 2019, as compared to the corresponding period in 2018.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2019 decreased by $18,840  as compared to the corresponding period in 2018. The decrease in clearing fees is primarily due to the number of trades executed during the three months ended March 31, 2019, as compared to the corresponding period in 2018. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three months ended March 31, 2019 decreased by $69,669  as compared to the corresponding period in 2018. The decrease in advisory fees is due to lower average net assets during the three months ended March 31, 2019, as compared to the corresponding period in 2018.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2019 decreased by $34,835 as compared to the corresponding period in 2018. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2019, as compared to the corresponding period in 2018.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was no profit share allocation for the three months ended March 31, 2019 and a profit share allocation of $223 was made for the corresponding period in 2018.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

As of March 31, 2019, the Partnership’s total capitalization was $41,995,646.

March 31, 2019

			Three months ended March 31, 2019**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$11,018,056	26.24%	$29,809,315	$3,628,245	$18,392,951
Total	$11,018,056	26.24%

As of December 31, 2018, the Partnership’s total capitalization was $45,346,263.

December 31, 2018

			Twelve months ended December 31, 2018**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$—	—	$47,415,656	$—	$21,335,978
Total	$—	—

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2019, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	505.21	$1,279.12	—	N/A	N/A	N/A
February 1, 2019 - February 28, 2019	1,763.12	$1,272.84	—	N/A	N/A	N/A
March 1, 2019 - March 31, 2019	382.41	$1,285.38	—	N/A	N/A	N/A
Total	2,650.74	$1,275.85	—	N/A

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	May 14, 2019