Form 10-Q
period 2019-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2019-11-08
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, 28,194.35 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2019	December 31, 2018
Assets:
Equity in trading account:
Cash	$6,500,272	$21,576,313
Cash margin	5,955,038	—
Options purchased, at fair value (cost $87,750 and $0 at September 30, 2019 and December 31, 2018, respectively)	50,625	—
Total trading equity	12,505,935	21,576,313
Investments in U.S. government securities, at fair value (cost $25,520,681 and $24,302,443 at September 30, 2019 and December 31, 2018, respectively)	25,671,772	24,510,463
Total assets	$38,177,707	$46,086,776
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $81,000 and $0 at September 30, 2019 and December 31, 2018, respectively)	$60,750	$—
Accrued expenses:
Ongoing selling agent fees	80,539	88,768
Advisory fees	62,855	76,261
Administrative fees	31,427	38,130
Professional fees	104,936	45,836
Other	32,726	16,177
Redemptions payable	520,046	475,341
Total liabilities	893,279	740,513
Partners’ Capital:
General Partner, Class GP, (137.22 and 137.22 unit equivalents outstanding at September 30, 2019 and December 31, 2018, respectively)	185,749	179,595
Limited Partners, Class A (28,561.24 and 34,737.09 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively)	36,527,648	44,598,789
Limited Partners, Class D (409.53 and 409.53 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively)	571,031	567,879
Total partners’ capital	37,284,428	45,346,263
Total liabilities and partners’ capital	$38,177,707	$46,086,776
Net asset value per unit:
Class A	$1,278.92	$1,283.90
Class D	$1,394.35	$1,386.66
Class GP	$1,353.78	$1,308.92

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States Government

Treasury Bill 0% due March 12, 2020	$4,000,000	$3,966,947	10.64%
Treasury Bill 0% due February 13, 2020	$4,092,000	4,063,842	10.90
Treasury Bill 0% due January 16, 2020	$4,225,100	4,200,235	11.26
Treasury Bill 0% due December 19, 2019	$3,160,100	3,146,439	8.44
Treasury Bill 0% due November 21, 2019	$2,055,200	2,048,416	5.49
Treasury Bill 0% due October 31, 2019	$4,048,700	4,040,670	10.84
Treasury Bill 0% due October 24, 2019	$4,211,600	4,205,223	11.28
Total investments in U.S. government securities at fair value (cost $25,520,681)		$25,671,772	68.85%

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	135	$50,625	0.13%
Total options purchased (cost $87,750)		50,625	0.13%
Written Options
Indices
Puts	540	(60,750)	(0.16)
Total written options (premium received $81,000)		(60,750)	(0.16)
Net fair value		$(10,125)	(0.03)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$144,665	$171,447	$422,043	$430,918
Expenses:
Ongoing selling agent fees	190,532	261,541	611,517	825,647
Clearing fees	119,491	238,321	410,222	610,732
Advisory fees	191,420	262,167	614,432	827,454
Administrative fees	95,709	131,084	307,214	413,727
Professional fees	73,205	77,552	218,109	230,756
Other	5,664	6,351	16,949	19,028
Total expenses	676,021	977,016	2,178,443	2,927,344
Net investment income (loss)	(531,356)	(805,569)	(1,756,400)	(2,496,426)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	557,639	1,477,329	1,604,928	4,341,600
Change in net unrealized gains (losses) on open contracts	(73,312)	(30,338)	(16,874)	(52,000)
Total trading results	484,327	1,446,991	1,588,054	4,289,600
Net income (loss) before allocation to Special Limited Partner	(47,029)	641,422	(168,346)	1,793,174
Allocation to Special Limited Partner	—	(1,413)	—	(1,764)
Net income (loss) available for Pro rata distribution	$(47,029)	$640,009	$(168,346)	$1,791,410

Net income (loss) allocation by class:
Class A	$(50,120)	$628,107	$(177,652)	$1,748,534
Class D	$1,025	$7,505	$3,152	$21,945
Class GP	$2,066	$4,397	$6,154	$20,931
Net asset value per unit:
Class A (28,561.24 and 38,509.13 units outstanding at September 30, 2019 and 2018, respectively)	$1,278.92	$1,295.00	$1,278.92	$1,295.00
Class D (409.53 and 409.53 units outstanding at September 30, 2019 and 2018, respectively)	$1,394.35	$1,395.03	$1,394.35	$1,395.03
Class GP (137.22 and 137.22 units outstanding at September 30, 2019 and 2018, respectively)	$1,353.78	$1,304.51	$1,353.78	$1,304.51
Net income (loss) per unit:
Class A*	$(1.72)	$16.16	$(4.98)	$41.86
Class D*	$2.50	$18.33	$7.69	$53.59
Class GP*	$15.06	$32.31	$44.86	$88.72
Weighted average units outstanding
Class A	29,392.32	40,273.72	31,485.46	42,803.87
Class D	409.53	409.53	409.53	409.53
Class GP	137.22	136.10	137.22	240.78

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2018	$44,598,789	34,737.09	$567,879	409.53	$179,595	137.22	$45,346,263	35,283.84
Net Income (loss) available for pro rata distribution	(177,652)	—	3,152	—	6,154	—	(168,346)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(7,893,489)	(6,175.85)	—	—	—	—	(7,893,489)	(6,175.85)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at September 30, 2019	$36,527,648	28,561.24	$571,031	409.53	$185,749	137.22	$37,284,428	29,107.99

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2017	$58,139,561	46,395.04	$549,360	409.53	$356,295	293.06	$59,045,216	47,097.63
Net income (loss) available for pro rata distribution	1,748,534	—	21,945	—	20,931	—	1,791,410	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	1,764	1.37	1,764	1.37
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(10,018,918)	(7,885.91)	—	—	—	—	(10,018,918)	(7,885.91)
Redemptions - General Partners	—	—	—	—	(200,000)	(157.21)	(200,000)	(157.21)
Partners’ capital at September 30, 2018	$49,869,177	38,509.13	$571,305	409.53	$178,990	137.22	$50,619,472	39,055.88

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2019.

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

During the three months ended September 30, 2019, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”), ADM Investor Services, Inc. (“ADM”) and HSBC Securities (USA) Inc. (“HSBC”), all of whom are registered futures commission merchants. During prior periods included in this report, the Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo Securities, LLC (“Wells Fargo”). The Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time. Effective March 26, 2018, the Futures and Cleared Swap Agreement with Wells Fargo the (“Wells Fargo Customer Agreement”) was terminated. The Partnership engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush, ADM and HSBC.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

(Unaudited)

Effective October 19, 2018, the Partnership entered into a commodity futures customer agreement with HSBC (the “HSBC Customer Agreement”); the Partnership did not engage in any trading activity through HSBC until September 4, 2019. The Partnership pays HSBC trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, HSBC pays interest on excess cash held in the Partnership’s account at rates customarily paid by HSBC and as advised to the Partnership from time to time.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at September 30, 2019 and December 31, 2018, the results of its operations for the three and nine months ended September 30, 2019 and 2018 and changes in partners’ capital for the nine months ended September 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

(Unaudited)

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. During the nine months ended September 30, 2019 and 2018, the Partnership engaged in such trading through commodity brokerage accounts with Wells Fargo, Wedbush, ADM and HSBC.

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

The Partnership’s investments in U.S. government securities as of September 30, 2019 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$16.14	$17.56	$35.95	$38.74	$50.01	$54.26	$99.68	$107.15
Interest Income	4.83	5.24	4.21	4.53	13.26	14.36	10.01	10.75
Expenses	(22.69)	(20.30)	(24.00)	(24.94)	(68.25)	(60.93)	(67.83)	(64.31)
Increase (decrease) for the period	(1.72)	2.50	16.16	18.33	(4.98)	7.69	41.86	53.59
Net asset value per unit, beginning of period	1,280.64	1,391.85	1,278.84	1,376.70	1,283.90	1,386.66	1,253.14	1,341.44
Net asset value per unit, end of period	$1,278.92	$1,394.35	$1,295.00	$1,395.03	$1,278.92	$1,394.35	$1,295.00	$1,395.03

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(5.6)%	(4.3)%	(6.2)%	(4.9)%	(5.8)%	(4.5)%	(6.3)%	(4.8)%
Allocation to Special Limited Partner	—%	—%	—%	(0.2)%	—%	—%	—%	(0.3)%
Net investment income (loss) after allocation to Special Limited Partner	(5.6)%	(4.3)%	(6.2)%	(5.1)%	(5.8)%	(4.5)%	(6.3)%	(5.1)%
Operating expenses	7.1%	5.8%	7.5%	6.2%	7.2%	5.9%	7.2%	5.9%
Allocation to Special Limited Partner	—%	—	—%	0.3%	—%	—%	—%	0.3%
Total expenses	7.1%	5.8%	7.5%	6.5%	7.2%	5.9%	7.2%	6.2%
Total return:
Total return before allocation to Special Limited Partner	(0.1)%	0.2%	1.3%	1.6%	(0.4)%	0.6%	3.3%	4.3%
Allocation to Special Limited Partner	—%	—	—%	(0.3)%	—%	—%	—%	(0.3)%
Total return after allocation to Special Limited Partner	(0.1)%	0.2%	1.3%	1.3%	(0.4)%	0.6%	3.3%	4.0%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios and total return are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

(Unaudited)

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Wedbush Customer Agreement, the ADM Customer Agreement and the HSBC Customer Agreement give, and the Wells Fargo Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wedbush, ADM, HSBC and executing brokers, as applicable, are, and all clearing fees paid to Wells Fargo, were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three and nine months ended September 30, 2019 and 2018 were 894 and 1,410, and 2,650 and 1,466, respectively.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at September 30, 2019 and December 31, 2018, respectively:

				Gross Amounts not Offset in the Statement of Financial Condition
September 30, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$50,625	$—	$50,625	$(60,750)	$—	$(10,125)
Total assets	50,625	—	50,625	(60,750)	—	(10,125)
Liabilities
Written options	$(60,750)	$—	$(60,750)	$60,750	$—	$—
Total liabilities	(60,750)	—	(60,750)	60,750	—	—
Net fair value						$(10,125)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

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

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
Assets
Options purchased
Indices	$50,625
Total options purchased	$50,625	*
Liabilities
Written options premium received
Indices	$60,750
Total written options premium received	$60,750	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statement of Financial Condition.

December 31, 2018
Assets
Options purchased
Indices	$—
Total options purchased	$—	*
Liabilities
Written options premium received
Indices	$—
Total written options premium received	$—	**

*	This amount is in “Options purchased, at fair value” on the Statement of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statement of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Sector-Indices	2019		2018		2019		2018
Net realized gains (losses) on closed contracts	$557,639		$1,477,329		$1,604,928		$4,341,600
Change in net unrealized gains (losses) on open contracts	(73,312)		(30,338)		(16,874)		(52,000)
Total trading results	$484,327	***	$1,446,991	***	$1,588,054	***	$4,289,600	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the nine-month period ended September 30, 2019:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	—	$—	$—
Options written	12,379	8,913,721	922,400	57,013	38,204,976	12,846,275
Options exercised	(47)	(34,075)	(146,875)	(47)	(33,784)	(202,500)
Options expired	(10,925)	(7,894,261)	(655,314)	(45,990)	(30,643,976)	(9,972,913)
Options closed	(1,407)	(985,385)	(120,211)	(10,436)	(7,150,568)	(2,589,862)
Outstanding options, end of period	-	$-	$-	540	$376,648	$81,000

5.	Fair Value Measurements:

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

September 30, 2019

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the nine-month period ended September 30, 2019 and the twelve-month period ended December 31, 2018, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the nine months ended September 30, 2019 and the twelve months ended December 31, 2018, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total September 30, 2019	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$25,671,772	$—	$25,671,772	$—
Options purchased	50,625	50,625	—	—
Total assets	25,722,397	50,625	25,671,772	—
Liabilities
Written options	$60,750	$60,750	$—	$—
Total liabilities	60,750	60,750	—	—
Net fair value	$25,661,647	$(10,125)	$25,671,772	$—

	Total December 31, 2018	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$24,510,463	$—	$24,510,463	$—
Options purchased	—	—	—	—
Total assets	24,510,463	—	24,510,463	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$24,510,463	$—	$24,510,463	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

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

Futures Contracts. The Partnership trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500® Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership on each business day, depending on the daily fluctuations in the value of the underlying instruments, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and any change in net unrealized gains (losses) on futures contracts from the preceding period are included in the Statements of Income and Expenses.

Options. The Partnership may purchase and write (sell), both exchange listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and any change in net unrealized gains (losses) on option contracts from the preceding period are included in the Statements of Income and Expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as Wells Fargo and/or Wedbush, ADM and HSBC, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wells Fargo, Wedbush, ADM or HSBC, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wedbush, ADM and HSBC.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2019

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value, prepaid expenses and other receivables) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first nine months of 2019.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2019, the Partnership’s capital decreased  from $45,346,263 to $37,284,428. This decrease was attributable to redemptions of  Class A Redeemable Units totaling $7,893,489 and a net loss of $168,346. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2019, the net asset value per Class A unit decreased 0.1% from 1,280.64 to $1,278.92, as compared to an increase of 1.3% in the third quarter of 2018. During the Partnership’s third quarter of 2019, the net asset value per Class D unit increased 0.2% from $1,391.85 to $1,394.35, as compared to an increase of 1.3% in the third quarter of 2018. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2019 of $484,327. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2018 of $1,446,991. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the third quarter of 2019, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during July even though volatility in S&P 500® Index remained muted, the small market oscillations provide the Partnership with multiple profit opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter. The Partnership recorded gross gains in July, August and September due to the moderate volatility and choppy price activity in the S&P 500® Index.

During the Partnership’s nine months ended September 30, 2019, the net asset value per Class A unit decreased 0.4% from $1,283.90 to $1,278.92, as compared to an increase of 3.3% in the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Class D unit increased 0.6% from $1,386.66 to $1,394.35, as compared to an increase of 4.0% in the nine months ended September 30, 2018. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2019 of $1,588,054. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2018 of $4,289,600. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the nine month period ended September 30, 2019, the Partnership recorded gross trading gains in S&P 500® Index options. The most significant gains were achieved during March and May as the Partnership was able to profitably close out its ratio put spreads in multiple expirations due to general weakness over the two-month period. The Partnership recorded gross losses in  February, April, and June due to limited downside volatility which caused many ratio put spreads to expire worthless.

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

During the reporting period and prior periods covered by this report, interest income was earned at Wells Fargo at 90% of the 90-day U.S. Treasury bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. During the reporting period covered by this report, interest income was earned at HSBC on a percentage of the Partnership’s total daily equity balances. Wedbush and ADM do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and nine months ended September 30, 2019 decreased by $26,782  and $8,875, respectively, as compared to the corresponding periods in 2018. The decrease in the three and nine months ended September 30, 2019 in interest income is due to lower average net assets as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period and prior periods covered by this report depended on the average daily equity in the Partnership’s account, and upon interest rates over which neither the Partnership nor Wells Fargo or HSBC had control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and nine months ended September 30, 2019 decreased by $71,009  and $214,130, respectively, as compared to the corresponding periods in 2018. This decrease is due to lower average net assets during the corresponding periods in 2018.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2019 decreased by $118,830 and $200,510, respectively, as compared to the corresponding periods in 2018. The decrease in clearing fees is primarily due to the number of trades executed during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and nine months ended September 30, 2019 decreased by $70,747 and $213,022, respectively, as compared to the corresponding periods in 2018. The decrease in advisory fees is due to lower average net assets during the corresponding periods in 2018.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2019 decreased by $35,375 and $106,513, respectively, as compared to the corresponding periods in 2018. The decrease in administrative fees is due to lower average net assets  as compared to the corresponding periods in 2018.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was no profit share allocation for the three and nine months ended September 30, 2019 and a profit share allocation of $1,413 and $1,764 were made for the corresponding periods in 2018.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  September 30, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended September 30, 2019 and the twelve months ended December 31, 2018. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

As of September 30, 2019, the Partnership’s total capitalization was $37,284,428.

September 30, 2019

			Three months ended September 30, 2019**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$5,955,038	15.97%	$31,688,479	$—	$13,105,312
Total	$5,955,038	15.97%

As of December 31, 2018, the Partnership’s total capitalization was $45,346,263.

December 31, 2018

			Twelve months ended December 31, 2018**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$—	—	$47,415,656	$—	$21,335,978
Total	$—	—

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s Sole Manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, and, based on that evaluation, the General Partner’s Sole Manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2019	438.35	$1,281.66	—	N/A	N/A	N/A
August 1, 2016 - August 31, 2019	417.50	$1,278.89	—	N/A	N/A	N/A
September 1, 2016 - September 30, 2019	406.63	$1,278.92	—	N/A	N/A	N/A
Total	1,262.48	$1,279.86	—	N/A

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

10.9		Futures and Cleared Derivatives Transactions Customer Agreement between the Partnership and HSBC Securities (USA) Inc., dated October 19, 2018 (filed herewith).

10.10	(a)

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

10.11	(a)

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

10.12	(a)

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	November 8, 2019