Form 10-K
period 2019-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2020-03-16
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Limited Partnership Redeemable Units with an aggregate value of $38,193,573 of Class A and $570,006 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 25,054.42 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner (as defined below) contributions and redemptions for the years ended December 31, 2019, 2018 and 2017 are reported in the Statements of Changes in Partners’ Capital on page 26 under “Item 8. Financial Statements and Supplementary Data.”

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2019.

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

During the twelve months ended December 31, 2019, the Partnership’s commodity brokers were Wells Fargo Securities, LLC (“Wells Fargo”), Wedbush Securities, Inc. (“Wedbush”), ADM Investor Services, Inc. (“ADM”) and HSBC Securities (USA) Inc. (“HSBC”), all of which are registered futures commission merchants.

Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo Securities LLC (“Wells Fargo”) (the “Wells Fargo Customer Agreement”). Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated.

The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo.

During the reporting period and prior periods covered by this report, the Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions, as well as exchange, clearing, user, give-up floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees”) directly. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time.

Effective November 27, 2018, the Partnership entered into a commodity futures customer agreement with HSBC (the “HSBC Customer Agreement”); however, the Partnership did not engage in any trading activity through HSBC until September 4, 2019. The Partnership pays HSBC trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, HSBC does not pay interest on excess cash held in the Partnership’s account.

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

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the twelve months ended December 31, 2019 and 2018, the Partnership also engaged in such trading through commodity brokerage accounts maintained with Wells Fargo, Wedbush, ADM and HSBC.

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

Under the limited partnership agreement of the Partnership, as amended and/or restated from time to time (the “Limited Partnership Agreement”), the General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1.0% (1.0% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/12 of 0.5% (0.5% per year) of month-end Net Assets per Class, for each outstanding Class, of the Partnership. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

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

For the period January 1, 2019 through December 31, 2019, the approximate average market sector allocation for the Partnership was 100% indices.

The Advisor, which is controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into an investment management agreement with the Advisor (the “Management Agreement”). The Advisor makes all commodity trading decisions for the Partnership and is not affiliated with Wells Fargo, Wedbush, ADM or HSBC.

The Advisor is not responsible for the organization of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly advisory fee equal to 1/12 of 2.00% (2.00% per year) of month-end Net Assets per Class, for each outstanding Class, managed by the Advisor. Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating advisory fees are Net Assets per Class, for each outstanding Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s advisory fee, profit share allocation accrual, the administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement continues in effect until the earlier of the dissolution of the Partnership or termination upon notice by any party thereunder.

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

Under the Wedbush, ADM and HSBC Customer Agreements, the Partnership pays and, prior to March 26, 2018, under the Wells Fargo Customer Agreement, paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM and HSBC clearing fees,” and the Wells Fargo clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush, ADM and HSBC are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2019 and 2018 the amount of cash held for margin requirements at Wedbush, ADM and HSBC was $6,914,755, $100,000, and $2,358,055 and $0, $218,362 and $0, respectively. Wedbush, ADM and HSBC do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2019, was $33,920,265.

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

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, viral epidemics, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including clearing, administrative, ongoing selling agent and advisory fees.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Advisor are affiliates;
2.	The Advisor, the Partnership’s commodity brokers and their respective principals and affiliates may trade in commodity interests for their own accounts; and
3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.

Investing in Redeemable Units may not provide the desired diversification of an investor’s overall portfolio.

Although the Partnership is an alternative investment, the Partnership’s objective is not to provide any benefit of portfolio diversification.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past, and past performance does not necessarily predict future results. The Advisor has from time to time incurred substantial losses in trading on behalf of clients.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing costs or the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the SEC have promulgated rules to regulate trading in swaps, swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and contracts that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of the Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules, if adopted in substantially the same form, would impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on an Advisor’s trading for the Partnership.

The General Partner, the Advisor, the Partnership and its service providers and their respective operations are potentially vulnerable to cyber-security attacks and incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Advisor, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks and/or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s, the Advisor’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and none of the General Partner, the Advisor or the Partnership can control the cyber systems and cyber-security systems of third-party service providers.

Item 2.	Properties.

The Partnership does not own or lease any properties.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, the General Partner or its affiliates.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
(b)	Holders. The number of holders of Redeemable Units as of February 29, 2020, was 329 for Class A Units and 4 for Class D Units.
(c)	Dividends. The Partnership did not declare any distributions in 2019 or 2018. The Partnership does not intend to declare distributions in the foreseeable future.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.
(e)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2019, 2018, and 2017 there were no subscriptions of Class A or Class D Redeemable Units.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2019– October 31, 2019	366.8921	$1,281.2112	N/A	N/A	N/A	N/A
November 1, 2019 – November 30, 2019	782.8858	$1,274.9483	N/A	N/A	N/A	N/A
December 1, 2019– December 31, 2019	1,406.0500	$1,275.1960	N/A	N/A	N/A	N/A
	2,555.8279	$1,275.9836	N/A	N/A	N/A	N/A

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

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, and total assets at December 31, 2019, 2018, 2017, 2016, and 2015  were as follows:

	2019	2018	2017	2016	2015
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $1,308,975, $1,892,555, $2,102,870, $2,145,128 and $2,702,292, respectively	$621,901	$2,830,293	$3,671,618	$5,889,236	$6,456,463
Interest income	$578,712	$590,691	$295,297	$166,743	$28,030
	$1,200,613	$3,420,984	$3,966,915	$6,055,979	$6,484,493
Net income (loss) before allocation to Special Limited Partner	$(271,315)	$1,507,379	$1,650,430	$3,285,538	$2,972,403
Allocation to Special Limited Partner	$—	$(1,764)	$(453,819)	$(2,588)	$—
Net income (loss) after allocation to Special Limited Partner	$(271,315)	$1,505,615	$1,196,611	$3,282,950	$2,972,403
Increase (decrease) in net asset value per unit:
Class A	$(8.70)	$30.76	$18.21	$51.70	$24.82
Class D	$7.19	$45.22	$32.11	$67.19	$41.13
Class GP*	$57.15	$93.13	$83.68	$100.39	$31.72
Net asset value per unit
Class A	$1,275.20	$1,283.90	$1,253.14	$1,234.93	$1,183.23
Class D	$1,393.85	$1,386.66	$1,341.44	$1,309.33	$1,242.14
Class GP*	$1,366.07	$1,308.92	$1,215.79	$1,132.11	$1,031.72
Total assets	$35,947,224	$46,086,776	$60,344,765	$73,580,357	$90,321,212
* Class GP commenced on May 1, 2015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. In conjunction with the Partnership’s third-party administrator, the accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

While the Partnership has the right to seek lower commission rates and fees from other commodity brokers at any time, the General Partner believes that the commodity futures customer agreements and other arrangements with its commodity brokers are fair, reasonable, and competitive.

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

Liquidity

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and U.S. government securities at fair value), and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year ended December 31, 2019.

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

From January 1, 2019 through December 31, 2019, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 43.0%.

In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments include futures and certain standardized swap, forward and option contracts. OTC contracts are negotiated between contracting parties and also include certain forward, option and swap contracts. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as Wells Fargo, Wedbush, ADM and/or HSBC, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wells Fargo, Wedbush, ADM or HSBC, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to be subject to such risks with respect to Wedbush, ADM and HSBC.

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

(ii) The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity brokers is dependent upon interest rates over which the Partnership had no control.

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may request that the Partnership redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2019, the Partnership’s capital decreased 25.2% from $45,346,263 to $33,920,265. This decrease was attributable to redemptions of 8,731.68 Class A Redeemable Units totaling $11,154,683, and no redemptions of Class D or Class GP Redeemable Units. This decrease was also attributable to a net loss of $271,315. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

For the year ended December 31, 2019 the net asset value per Class A unit decreased 0.7% from $1,283.90 to $1,275.20. For the year ended December 31, 2019, the net asset value per Class D unit increased 0.5% from $1,386.66 to $1,393.85. For the year ended December 31, 2018 the net asset value per Class A unit increased 2.5% from $1,253.14 to $1,283.90. For the year ended December 31, 2018, the net asset value per Class D unit increased 3.4% from $1,341.44 to $1,386.66. For the year ended December 31, 2017 the net asset value per Class A unit increased 1.5% from $1,234.93 to $1,253.14. For the year ended December 31, 2017, the net asset value per Class D unit increased 2.5% from $1,309.33 to $1,341.44.

The Partnership experienced a net trading gain of $1,930,876 before fees and expenses and interest income for the year ended December 31, 2019. Gains were primarily attributable to the trading of the S&P 500® Index futures and S&P 500® Index puts. The net trading gain or loss for the Partnership is disclosed on page 18 under “Item 8. Financial Statements and Supplementary Data.”

During 2019, the Partnership recorded an increase in net asset value per unit as trading profits were recorded during January, March, May, July, August, September, October and December. These profits were partially offset by trading losses incurred in February, April, June and November. All loss months were minimal with the largest loss incurred in April as the steady market rally caused much of the premium spent on ratio put spreads to expire worthless. The largest gain of the year was recorded in March as two separate market declines in the month led to profits on long ratio put spreads.

The Partnership experienced a net trading gain of $4,722,848 before fees and expenses and interest income for the year ended December 31, 2018. Gains were primarily attributable to the trading of the S&P 500® Index futures and S&P 500® Index puts.

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

The Partnership experienced a net trading gain of $5,774,488 before fees and expenses and interest income for the year ended December 31, 2017. Gains were primarily attributable to the trading of the S&P 500® Index futures and S&P 500® Index puts.

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

Prior to the termination of the Wells Fargo Customer Agreement on March 26, 2018, interest income was earned at Wells Fargo at 90% of the 90-day T-Bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush, ADM and HSBC do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and twelve months ended December 31, 2019 decreased by $3,104 and $11,979, respectively, as compared to the corresponding periods in 2018. The decrease in interest income is due to lower T-Bill rates during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and twelve months ended December 31, 2019 decreased by $85,608 and $299,738, respectively, as compared to the corresponding periods in 2018. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2019 decreased by $83,332 and $283,842, respectively, as compared to the corresponding periods in 2018. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and twelve months ended December 31, 2019 decreased by $65,279 and $278,301, respectively, as compared to the corresponding periods in 2018. The decrease in advisor fees is due to lower average net assets during the three and twelve months ended December 31, 2019, as compared to the corresponding periods in 2018.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2019 decreased by $32,639 and $139,152, respectively, as compared to the corresponding periods in 2018. The decrease in administrative fees for the three and twelve months ended December 31, 2019 is due to lower average net assets during the period as compared to the corresponding periods in 2018.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. Profit share allocations for the three and twelve months ended December 31, 2019 decreased by $0 and $1,764, respectively, as compared to the corresponding periods in 2018.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2019 and 2018 were $279,758 and $290,908, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2019 and 2018 were ($3,181) and $9,893, respectively.

In allocating substantially all of the assets of the Partnership to the Advisor, the General Partner considers the Advisor’s past performance, trading style, volatility of the markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Off-balance Sheet Arrangements. None.

Contractual Obligations. None.

Operational Risk.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2019 and 2018, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2019, the Partnership’s total capitalization was $33,920,265.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$1,973,405	5.82%	$34,181,397	$—	$16,750,994
Total	$1,973,405	5.82%

As of December 31, 2018, the Partnership’s total capitalization was $45,346,263.

December 31, 2018

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$-	0.00%	$47,415,656	$—	$21,335,978
Total	$-	0.00%

*	Annual average of month-end Value at Risk.

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

The following was the primary trading risk exposure of the Partnership as of December 31, 2019, by market sector.

Indices. The Partnership’s primary equity exposure is to equity price risk in the S&P® 500 Index.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.

The General Partner monitors the Partnership’s performance and the concentration of open positions and consults with the Advisor concerning the Partnership’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019, 2018 and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedules of Investments at December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements.

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of   December 31, 2019 based on the criteria referred to above.

Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Managed Futures Premier Warrington L.P. (the Partnership) as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion the financial statements present fairly in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Fort Worth, Texas

March 16, 2020

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

Assets:
Equity in trading account:
Cash (Note 3c)	$7,703,754	$21,576,313
Cash margin (Note 3c)	1,973,405	—
Options purchased, at fair value (cost $46,200 and $0 at December 31, 2019 and December 31, 2018, respectively)	31,350	—
Total trading equity	9,708,509	21,576,313
Investments in U.S. government securities, at fair value (cost $26,112,299 and $24,302,443 at December 31, 2019 and December 31, 2018, respectively)	26,236,518	24,510,463
Interest receivable	2,197	—
Total assets	$35,947,224	$46,086,776
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $46,200 and $0 at December 31, 2019 and December 31, 2018, respectively)	$46,200	$—
Accrued expenses:
Ongoing selling agent fees (Note 3c)	58,331	88,768
Advisory fees (Note 3b)	59,358	76,261
Administrative fees (Note 3a)	29,679	38,130
Professional fees	35,000	45,836
Other	5,402	16,177
Redemptions payable (Note 5)	1,792,989	475,341
Total liabilities	2,026,959	740,513
Partners’ Capital: (Notes 1 and 5)
General Partner, Class GP, (137.2151 and 137.2151 unit equivalents outstanding at December 31, 2019 and December 31, 2018, respectively)	187,435	179,595
Limited Partners, Class A (26,005.4145 and 34,737.0923 Redeemable Units outstanding at December 31, 2019 and December 31, 2018, respectively)	33,162,002	44,598,789
Limited Partners, Class D (409.5317 and 409.5317 Redeemable Units outstanding at December 31, 2019 and December 31, 2018, respectively)	570,828	567,879
Total partners’ capital	33,920,265	45,346,263
Total liabilities and partners’ capital	$35,947,224	$46,086,776
Net asset value per unit:
Class A	$1,275.20	$1,283.90
Class D	$1,393.85	$1,386.66
Class GP	$1,366.07	$1,308.92

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2019

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States Government

Treasury Bill 0% due May 28, 2020	$4,000,000	$3,974,264	11.71%
Treasury Bill 0% due April 23, 2020	$5,000,000	4,976,773	14.67
Treasury Bill 0% due March 12, 2020	$4,000,000	3,985,602	11.75
Treasury Bill 0% due February 13, 2020	$4,092,000	4,083,031	12.04
Treasury Bill 0% due January 23, 2020	$5,000,000	4,995,233	14.73
Treasury Bill 0% due January 16, 2020	$4,225,100	4,221,615	12.45

Total investments in U.S. government securities at fair value (cost $26,112,299)		$26,236,518	77.35%

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	132	$31,350	0.09%
Total options purchased (cost $46,200)		31,350	0.09%
Written Options
Indices
Puts	528	(46,200)	(0.14)
Total written options (premium received $46,200)		(46,200)	(0.14)
Net fair value		$(14,850)	(0.05)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income (Note 3c)	$578,712	$590,691	$295,297
Expenses:
Ongoing selling agent fees (Note 3c)	772,853	1,072,591	1,306,265
Clearing fees	536,122	819,964	796,605
Advisory fees (Note 3b)	796,902	1,075,203	1,310,989
Administrative fees (Note 3a)	398,449	537,601	655,495
Professional fees	279,758	290,908	200,106
Other	(3,181)	9,893	149,895
Total expenses	2,780,903	3,806,160	4,419,355
Net investment income (loss)	(2,202,191)	(3,215,469)	(4,124,058)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,945,726	4,734,950	5,742,840
Change in net unrealized gains (losses) on open contracts	(14,850)	(12,102)	31,648
Total trading results	1,930,876	4,722,848	5,774,488
Net income (loss) before allocation to Special Limited Partner	(271,315)	1,507,379	1,650,430
Allocation to Special Limited Partner (Note 3b)	—	(1,764)	(453,819)
Net income (loss) available for pro rata distribution	$(271,315)	$1,505,615	$1,196,611
Net income (loss) allocation by class:
Class A	$(282,104)	$1,465,560	$1,136,990
Class D	$2,949	$18,519	$27,695
Class GP	$7,840	$21,536	$31,926
Net income (loss) per unit (Note 6):*
Class A	$(8.70)	$30.76	$18.21
Class D	$7.19	$45.22	$32.11
Class GP	$57.15	$93.13	$83.68
Weighted average units outstanding:
Class A	30,628.01	41,373.43	50,815.33
Class D	409.53	409.53	527.33
Class GP	137.22	214.89	402.17

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2019, 2018 and 2017

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2016	$70,225,435	56,865.87	$1,204,578	920.00	$370,552	327.31	$71,800,565	58,113.18
Net Income (loss) available for pro rata distribution	1,136,990	—	27,695	—	31,926	—	1,196,611	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	453,819	379.80	453,819	379.80
Subscriptions Limited Partners	—	—	106,760	79.80	—	—	106,760	79.80
Redemptions - Limited Partners	(13,222,864)	(10,470.83)	(789,673)	(590.27)	(500,002)	(414.05)	(14,512,539)	(11,475.15)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2017	$58,139,561	46,395.04	$549,360	409.53	$356,295	293.06	$59,045,216	47,097.63
Net income (loss) available for pro rata distribution	1,465,560	—	18,519	—	21,536	—	1,505,615	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	1,764	1.36	1,764	1.36
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(15,006,332)	(11,657.95)	—	—	—	—	(15,006,332)	(11,657.95)
Redemptions - General Partners	—	—	—	—	(200,000)	(157.21)	(200,000)	(157.21)
Partners’ capital at December 31, 2018	$44,598,789	34,737.09	$567,879	409.53	$179,595	137.21	$45,346,263	35,283.83
Net income (loss) available for pro rata distribution	(282,104)	—	2,949	—	7,840	—	(271,315)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(11,154,683)	(8,731.68)	—	—	—	—	(11,154,683)	(8,731.68)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.21	$33,920,265	26,552.15

Net Asset Value Per Unit:

	Class A	Class D	Class GP
2017	$1,253.14	$1,341.44	$1,215.79
2018	$1,283.90	$1,386.66	$1,308.92
2019	$1,275.20	$1,393.85	$1,366.07

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2019

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

Effective as of the close of business on March 31, 2015, Warrington SLP, LP, a Delaware limited liability company and an affiliate of the General Partner, became a special limited partner of the Partnership (the “Special Limited Partner”) and receives a quarterly profit share allocation equal to 20% of new trading profits from the Partnership in the form of Special Limited Partner unit equivalents, subject to a high water mark.

All of the trading decisions for the Partnership are made by Warrington Asset Management LLC (the “Advisor”), an affiliate of the General Partner, using the Strategic Trading Program (formerly, the “Core Trading Program”), a proprietary trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2019.

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

During the twelve months ended December 31, 2019, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”), ADM Investor Services, Inc. (“ADM”) and HSBC Securities (USA) Inc. (“HSBC”), all of whom are registered futures commission merchants. During prior periods included in this report, the Partnership also engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo Securities, LLC (“Wells Fargo”). The Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time. Effective March 26, 2018, the Futures and Cleared Swap Agreement with Wells Fargo the (the “Wells Fargo Customer Agreement”) was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush, ADM and HSBC.

Effective November 27, 2018, the Partnership entered into a commodity futures customer agreement with HSBC (the “HSBC Customer Agreement”); however, the Partnership did not engage in any trading activity through HSBC until September 4, 2019. The Partnership pays HSBC trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, HSBC pays interest on excess cash held in the Partnership’s account at rates customarily paid by HSBC and as advised to the Partnership from time to time.

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2025; when the net asset value per Redeemable Unit of any Class decreases to less than $400 as of the close of trading on any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership, as amended and/or restated from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

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

b.

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses. The Partnership’s investments in U.S. government securities as of December 31, 2019 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). The balances reflected in Level 2 below were T-Bills outstanding as of December 31, 2019 and 2018. As such a rollforward of Level 3 derivative instruments was not presented, nor was a table presenting unobservable inputs used by management in the fair value measurement process. During the years ended December 31, 2019 and 2018, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$26,236,518	$—	$26,236,518	$—
Options purchased	31,350	31,350	—	—
Total assets	26,267,868	31,350	26,236,518	—
Liabilities
Written options	$46,200	$46,200	$—	$—
Total liabilities	46,200	46,200	—	—
Net fair value	$26,314,068	$(14,850)	$26,236,518	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$24,510,463	$—	$24,510,463	$—
Options purchased	—	—	—	—
Total assets	24,510,463	—	24,510,463	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$24,510,463	$—	$24,510,463	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management. Effective April 1, 2015, the Partnership entered into the Wells Fargo Customer Agreement, continuing services agreements with each of Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC and a selling agreement with Robert W. Baird & Co. Incorporated (“Baird”).

Under the Wells Fargo Customer Agreement, during the reporting period and prior periods included in this report, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees”) directly. During the term of the Wells Fargo Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at Wells Fargo. The portion of the Partnership’s cash held at Wells Fargo was deposited in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2019 and 2018 the amount of cash held for margin requirements at Wells Fargo was $0 and $0, respectively. Wells Fargo agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day T-Bill rate. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo.

Under the Wedbush, ADM and HSBC Customer Agreements, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM and HSBC clearing fees,” and together the Wells Fargo clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush, ADM and HSBC are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2019 and 2018 the amount of cash held for margin requirements at Wedbush, ADM and HSBC was $6,914,755, $100,000 and $2,358,055, and $0, $218,362 and $0, respectively. Wedbush, ADM and HSBC do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Wedbush, ADM and HSBC Customer Agreements give, and the Wells Fargo Customer Agreement gave, the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All clearing fees paid to Wedbush, ADM, HSBC and executing brokers, as applicable, are and all clearing fees paid to Wells Fargo, were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the years ended December 31, 2019 and 2018 was 1,315 and 1,280, respectively.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2019 and 2018:

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$31,350	$—	$31,350	$(46,200)	$—	$(14,850)
Total assets	31,350	—	31,350	(46,200)	—	(14,850)
Liabilities
Written options	$(46,200)	$—	$(46,200)	$46,200	$—	$—
Total liabilities	(46,200)	—	(46,200)	46,200	—	—
Net fair value						$(14,850)

Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2019 and 2018:

	2019	2018
Assets
Options Purchased
Indices	$31,350	$—
Total options purchased	$31,350	$—	*

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2019		2018
Liabilities
Written Options
Indices	$(46,200)		$—
Total written options	$(46,200)	**	$—	**

**	This amount is included in “Written options, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2019, 2018 and 2017:

Sector - Indices	2019		2018		2017
Net realized gains (losses) on closed contracts	$1,945,726		$4,734,950		$5,742,840
Change in net unrealized gains (losses) on open contracts	(14,850)		(12,102)		31,648
Total trading results	$1,930,876	***	$4,722,848	***	$5,774,488	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the year ended December 31, 2019:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	—	$—	$—
Options written	13,231	9,589,644	955,138	78,738	53,956,636	17,211,313
Options exercised	(47)	(34,075)	(146,875)	(47)	(33,784)	(202,500)
Options expired	(11,687)	(8,499,646)	(683,551)	(66,377)	(45,434,173)	(14,072,376)
Options closed	(1,497)	(1,055,923)	(124,712)	(11,786)	(8,099,279)	(2,890,237)
Outstanding options, end of period	-	$-	$-	528	$389,400	$46,200

5.	Subscriptions, Distributions and Redemptions:

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

6.	Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2019	2018	2018	2017	2017
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$61.94	$67.28	$107.08	$115.04	$106.31	$112.95
Interest Income	18.71	20.32	14.25	15.33	5.76	6.13
Expenses and allocation to Special Limited Partner	(89.35)	(80.41)	(90.57)	(85.15)	(93.86)	(86.97)
Increase (decrease) for the period	(8.70)	7.19	30.76	45.22	18.21	32.11
Net asset value per unit, beginning of period	1,283.90	1,386.66	1,253.14	1,341.44	1,234.93	1,309.33
Net asset value per unit, end of period	$1,275.20	$1,393.85	$1,283.90	$1,386.66	$1,253.14	$1,341.44

	2019	2019	2018	2018	2017	2017
	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:
Net investment income (loss) **	(5.6)%	(4.3)%	(6.1)%	(4.8)%	(6.4)%	(6.6)%
Allocation to Special Limited Partner	—%	—%	(0.0)%	(0.3)%	(0.7)%	(1.6)%
Net investment income (loss) after allocation to Special Limited Partner**	(5.6)%	(4.3)%	(6.1)%	(5.1)%	(7.1)%	(8.2)%
Operating expenses	7.1%	5.8%	7.2%	5.9%	6.8%	7.2%
Allocation to Special Limited Partner	—%	—%	0.0%	0.3%	0.7%	1.6%
Total expenses	7.1%	5.8%	7.2%	6.2%	7.5%	8.8%
Total return:
Total return before allocation to Special Limited Partner	(0.7)%	0.5%	2.5%	3.7%	2.3%	4.1%
Allocation to Special Limited Partner	—%	—%	(0.0)%	(0.3)%	(0.8)%	(1.6)%
Total return after allocation to Special Limited Partner	(0.7)%	0.5%	2.5%	3.4%	1.5%	2.5%

**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. OTC contracts are negotiated between contracting parties and include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as Wells Fargo, Wedbush, ADM and HSBC, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wells Fargo, Wedbush, ADM or HSBC, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. The Partnership continues to be subject to such risks with respect to Wedbush, ADM and HSBC.

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

9.       Selected Quarterly Financial Data:

Selected unaudited quarterly financial data for the years ended December 31, 2019 and 2018 are summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$212,255	$318,969	$231,271	$438,118
Net income (loss) before allocation to Special Limited Partner	$(102,969)	$(47,029)	$(152,642)	$31,325
Net income (loss) after allocation to Special Limited Partner	$(102,969)	$(47,029)	$(152,642)	$31,325
Increase (decrease) in net asset value per unit Class A	$(3.72)	$(1.72)	$(4.74)	$1.48
Increase (decrease) in net asset value per unit Class D	$(0.50)	$2.50	$(0.78)	$5.97

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$136,845	$1,118,576	$503,766	$1,661,797
Net income (loss) before allocation to Special Limited Partner	$(285,795)	$641,422	$5,834	$1,145,918
Net income (loss) after allocation to Special Limited Partner	$(285,795)	$640,009	$5,706	$1,145,695
Increase (decrease) in net asset value per unit Class A	$(11.10)	$16.16	$0.37	$25.33
Increase (decrease) in net asset value per unit Class D	$(8.37)	$18.33	$4.39	$30.87

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The executive officer of the General Partner is Scott C. Kimple (Sole Manager of the General Partner).

Scott C. Kimple, age 54, is the Founder, Principal, Sole Manager and Portfolio Manager of the Advisor. Mr. Kimple manages the Partnership’s portfolio. Mr. Kimple has been listed as a principal and registered as an associated person of the General Partner since December 15, 2014 and December 23, 2014, respectively, and listed as a principal and registered as an associated person of the Advisor since January 27, 2012 and January 30, 2012, respectively. Mr. Kimple also was registered as an associated person and listed as a principal of Warrington Mgt., L.P., a commodity trading advisor (“CTA”), from July 1995 until October 1996 and again from April 30, 1999 until April 24, 2013. Mr. Kimple also was a principal and an associated person of Warrington Advisors LLC, a CTA and commodity pool operator, from June 2008 through July 2011.

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

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2019, the General Partner earned $398,449 in administrative fees. As compensation for its services, the Partnership pays the Advisor advisory fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business.” For the year ended December 31, 2019, the Advisor earned $796,902 in advisory fees. There was no profit share allocation earned by the Special Limited Partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)	Security ownership of certain beneficial owners. As of February 29, 2020, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class GP unit equivalents	General Partner	$187,435	0.6%

(c)	Changes in control.

None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
(a)	Transactions with related persons. None.
(b)	Review, approval or ratification of transactions with related persons. Not applicable.
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
(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver and Tidwell LLP (“Weaver”) and Deloitte & Touche LLP for the years ended December 31, 2019 and 2018, respectively, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019	$85,250
2018	$86,500

(2)	Audit-Related Fees. None.
(3)

Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver for the years ended December 31, 2019 and 2018, respectively, for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2019	$20,800
2018	$20,000

(4)	All Other Fees. None.
(5)	Not Applicable.
(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2019 and 2018.

Condensed Schedules of Investments at December 31, 2019 and 2018.

Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

Notes to Financial Statements.

(2)	As a result of amendments to Form 10-K, a Form 10-K must include an exhibit describing the registered securities.
Exhibits:
3.1	(a)

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

4.1		Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

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

10.9

Futures and Cleared Derivatives Transactions Customer Agreement between the Partnership and HSBC Securities (USA) Inc., dated November 27, 2018 (filed as Exhibit 10.9 to the quarterly report on Form 10-Q filed on November 08, 2019 and incorporated herein by reference).

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

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)
Warrington GP, LLC

Date: March 16, 2020