Form 10-Q
period 2020-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2020-05-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, 22,282.21 Limited Partnership Class A Redeemable Units were outstanding and 409.53 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2020	December 31, 2019
Assets:
Equity in trading account:
Cash	$23,593,069	$7,703,754
Cash margin	—	1,973,405
Options purchased, at fair value (cost $0 and $46,200 at March 31, 2020 and December 31, 2019, respectively)	—	31,350
Total trading equity	23,593,069	9,708,509
Investments in U.S. government securities, at fair value (cost $8,933,376 and $26,112,299 at March 31, 2020 and December 31, 2019, respectively)	8,985,566	26,236,518
Interest receivable	—	2,197
Total assets	$32,578,635	$35,947,224
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $0 and $46,200 at March 31, 2020 and December 31, 2019, respectively)	$—	$46,200
Accrued expenses:
Ongoing selling agent fees	53,942	58,331
Advisory fees	53,767	59,358
Administrative fees	26,883	29,679
Professional fees	69,987	35,000
Other	6,789	5,402
Redemptions payable	2,064,749	1,792,989
Total liabilities	2,276,117	2,026,959
Partners’ Capital:
General Partner, Class GP, (137.22 and 137.22 unit equivalents outstanding at March 31, 2020 and December 31, 2019, respectively)	187,791	187,435
Limited Partners, Class A (23,418.02 and 26,005.41 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively)	29,548,156	33,162,002
Limited Partners, Class D (409.53 and 409.53 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively)	566,571	570,828
Total partners’ capital	30,302,518	33,920,265
Total liabilities and partners’ capital	$32,578,635	$35,947,224
Net asset value per unit:
Class A	$1,261.77	$1,275.20
Class D	$1,383.46	$1,393.85
Class GP	$1,368.67	$1,366.07

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States Government

Treasury Bill 0% due May 28, 2020	$4,000,000	$3,990,088	13.17%
Treasury Bill 0% due April 23, 2020	$5,000,000	4,995,478	16.48

Total investments in U.S. government securities at fair value (cost $8,933,376)		$8,985,566	29.65%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income	$66,147	$127,384
Expenses:
Ongoing selling agent fees	162,208	218,558
Clearing fees	91,638	164,146
Advisory fees	164,571	219,616
Administrative fees	82,286	109,807
Professional fees	74,389	71,701
Other	2,023	5,669
Total expenses	577,115	789,497
Net investment income (loss)	(510,968)	(662,113)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	148,525	660,290
Change in net unrealized gains (losses) on open contracts	14,850	33,148
Total trading results	163,375	693,438
Net income (loss) before allocation to Special Limited Partner	(347,593)	31,325
Allocation to Special Limited Partner	—	—
Net income (loss) available for pro rata distribution	$(347,593)	$31,325

Net income (loss) allocation by class:
Class A	$(343,692)	$26,407
Class D	$(4,257)	$2,444
Class GP	$356	$2,474
Net asset value per unit:
Class A (23,418.02 and 32,086.35 units outstanding at March 31, 2020 and 2019, respectively)	$1,261.77	$1,285.38
Class D (409.53 and 409.53 units outstanding at March 31, 2020 and 2019, respectively)	$1,383.46	$1,392.63
Class GP (137.22 and 137.22 units outstanding at March 31, 2020 and 2019, respectively)	$1,368.67	$1,326.95
Net income (loss) per unit:
Class A*	$(13.43)	$1.48
Class D*	$(10.39)	$5.97
Class GP*	$2.60	$18.03
Weighted average units outstanding
Class A	25,503.04	33,812.58
Class D	409.53	409.53
Class GP	137.22	137.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.22	$33,920,265	26,552.16
Net Income (loss) available for pro rata distribution	(343,692)	—	(4,257)	—	356	—	(347,593)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(3,270,154)	(2,587.39)	—	—	—	—	(3,270,154)	(2,587.39)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2020	$29,548,156	23,418.02	$566,571	409.53	$187,791	137.22	$30,302,518	23,964.77

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2018	$44,598,789	34,737.09	$567,879	409.53	$179,595	137.22	$45,346,263	35,283.84
Net income (loss) available for pro rata distribution	26,407	—	2,444	—	2,474	—	31,325	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(3,381,942)	(2,650.74)	—	—	—	—	(3,381,942)	(2,650.74)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2019	$41,243,254	32,086.35	$570,323	409.53	$182,069	137.22	$41,995,646	32,633.10

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2020.

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

During the three months ended March 31, 2020, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”), ADM Investor Services, Inc. (“ADM”) and HSBC Securities (USA) Inc. (“HSBC”), all of whom are registered futures commission merchants.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

(Unaudited)

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at March 31, 2020 and December 31, 2019, the results of its operations for the three months ended March 31, 2020 and 2019 and changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the three months ended March 31, 2020 and 2019, the Partnership engaged in such trading through commodity brokerage accounts with Wedbush, ADM and HSBC.

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

The Partnership’s investments in U.S. government securities as of March 31, 2020 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2017 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2019.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$6.30	$6.89	$20.83	$22.55
Interest Income	2.52	2.77	3.71	4.01
Expenses	(22.25)	(20.05)	(23.06)	(20.59)
Increase (decrease) for the period	(13.43)	(10.39)	1.48	5.97
Net asset value per unit, beginning of period	1,275.20	1,393.85	1,283.90	1,386.66
Net asset value per unit, end of period	$1,261.77	$1,383.46	$1,285.38	$1,392.63

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(6.4)%	(5.0)%	(6.2)%	(4.9)%
Allocation to Special Limited Partner	—%	—%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(6.4)%	(5.0)%	(6.2)%	(4.9)%
Operating expenses	7.2%	5.8%	7.4%	6.0%
Allocation to Special Limited Partner	—%	—	—%	—%
Total expenses	7.2%	5.8%	7.4%	6.0%
Total return:
Total return before allocation to Special Limited Partner	(1.1)%	(0.7)%	0.1%	0.4%
Allocation to Special Limited Partner	—%	—	—%	—%
Total return after allocation to Special Limited Partner	(1.1)%	(0.7)%	0.1%	0.4%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

(Unaudited)

The Wedbush Customer Agreement, the ADM Customer Agreement and the HSBC Customer Agreement give the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wedbush, ADM, HSBC and executing brokers, as applicable are borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended March 31, 2020 and 2019 were 0 and 2,195 , respectively.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at March 31, 2020 and December 31, 2019, respectively:

Gross Amounts not Offset in the Statement of Financial Condition
March 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$31,350	$—	$31,350	$(46,200)	$—	$(14,850)
Total assets	31,350	—	31,350	(46,200)	—	(14,850)
Liabilities
Written options	$(46,200)	$—	$(46,200)	$46,200	$—	$—
Total liabilities	(46,200)	—	(46,200)	46,200	—	—
Net fair value						$(14,850)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively:

March 31, 2020
Assets
Options purchased
Indices	$—
Total options purchased	$—	*
Liabilities
Written options premium received
Indices	$—
Total written options premium received	$—	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2019
Assets
Options purchased
Indices	$31,350
Total options purchased	$31,350	*
Liabilities
Written options premium received
Indices	$(46,200)
Total written options premium received	$(46,200)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
Sector-Indices	2020		2019
Net realized gains (losses) on closed contracts	$148,525		$660,290
Change in net unrealized gains (losses) on open contracts	14,850		33,148
Total trading results	$163,375	***	$693,438	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

(Unaudited)

The following table rolls forward the transactions in Options Written for the three-month period ended March 31, 2020:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	528	$389,400	$46,200
Options written	836	670,820	203,075	12,241	9,414,185	2,699,224
Options exercised	—	$—	$—	—	$—	$—
Options expired	(758)	(619,048)	(86,075)	(8,990)	(6,882,010)	(1,822,125)
Options closed	(78)	(51,772)	(117,000)	(3,779)	(2,921,575)	(923,299)
Outstanding options, end of period	-	$-	$-	-	$-	$-

5.	Fair Value Measurements:

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

March 31, 2020

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

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, Disclosure Framework-Changes to the Disclosure requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements, primarily as it relates to Level 3 investments. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The effect of adopting this accounting guidance did not have a material impact on the Partnership’s financial statements.

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the three-month period ended March 31, 2020 and the twelve-month period ended December 31, 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three months ended March 31, 2020 and the twelve months ended December 31, 2019, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total March 31, 2020	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$8,985,566	$—	$8,985,566	$—
Options purchased	—	—	—	—
Total assets	8,985,566	—	8,985,566	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$8,985,566	$—	$8,985,566	$—

	Total December 31, 2019	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$26,236,518	$—	$26,236,518	$—
Options purchased	31,350	31,350	—	—
Total assets	26,267,868	31,350	26,236,518	—
Liabilities
Written options	$46,200	$46,200	$—	$—
Total liabilities	46,200	46,200	—	—
Net fair value	$26,221,668	$(14,850)	$26,236,518	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

(Unaudited)

6.	Financial Instrument Risks:

In the normal course of business, the Partnership is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments on specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward, option and swap contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s current contracts are traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as Wedbush, ADM and HSBC, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wedbush, ADM or HSBC, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2020

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value, prepaid expenses and other receivables) and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first three months of 2020.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2020, the Partnership’s capital decreased from $33,920,265 to $30,302,518. This decrease was attributable to redemptions of 2,587.39 Class A Redeemable Units totaling $3,270,154 and a net loss of $347,593. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the December 31, 2019 annual Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and change in net unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2020, the net asset value per Class A unit decreased 1.1% from $1,275.20 to $1,261.77, as compared to an increase of 0.1% in the first quarter of 2019. During the Partnership’s first quarter of 2020, the net asset value per Class D unit decreased 0.7% from $1,393.85 to $1,383.46, as compared to an increase of 0.4% in the first quarter of 2019. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2020 of $163,375. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2019 of $693,438. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the first quarter of 2020, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during March as extreme market volatility in the S&P 500® Index provided profitable trading opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter. The Partnership recorded gross gains in January and March due to the volatility and choppy price activity in the S&P 500® Index.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

During the reporting period interest income was earned on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush, ADM and HSBC do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three months ended March 31, 2020 decreased by $61,237, as compared to the corresponding period in 2019. The decrease in the three months ended March 31, 2020 in interest income is due to lower average net assets, lower interest rates and lower balances in maintained in T-Bills as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period and prior periods covered by this report depended on the average daily equity in the Partnership’s account, and upon interest rates over which the Partnership had no control.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three months ended March 31, 2020 decreased by $56,350, as compared to the corresponding period in 2019. This decrease is due to lower average net assets during the three months ended March 31, 2020, as compared to the corresponding period in 2019.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2020 decreased by $72,508, as compared to the corresponding period in 2019. The decrease in clearing fees is primarily due to the number of trades executed during the three months ended March 31, 2020, as compared to the corresponding period in 2019. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three months ended March 31, 2020 decreased by $55,045, as compared to the corresponding period in 2019. The decrease in advisory fees is due to lower average net assets during the three months ended March 31, 2020, as compared to the corresponding period in 2019.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2020 decreased by $27,521, as compared to the corresponding period in 2019. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2020, as compared to the corresponding period in 2019.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was no profit share allocation for the three months ended March 31, 2020 and no profit share allocation for the corresponding period in 2019.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  March 31, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended March 31, 2020 and the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

As of March 31, 2020, the Partnership’s total capitalization was $30,302,518.

March 31, 2020

			Three months ended March 31, 2020**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$—	—	$33,268,029	$—	$9,829,157
Total	$—	—

As of December 31, 2019, the Partnership’s total capitalization was $33,920,265.

December 31, 2019

			Twelve months ended December 31, 2019**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$1,973,405	5.82%	$34,181,397	$—	$16,750,994
Total	$1,973,405	5.82%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The extent of the operational and financial impact the COVID-19 pandemic may have on the Partnership and its investment operations has yet to be determined and is dependent on its duration and spread, any related operational restrictions and the overall economy.  The Partnership is unable to predict how the COVID-19 pandemic will impact results because the duration and severity of the pandemic is uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	556.12	$1,271.59	—	N/A	N/A	N/A
February 1, 2020 - February 29, 2020	394.88	$1,261.79	—	N/A	N/A	N/A
March 1, 2020 - March 31, 2020	1,636.39	$1,261.77	—	N/A	N/A	N/A
Total	2,587.39	$1,263.88	—	N/A

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

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the annual report on Form 10-K filed on March 16, 2020 and incorporated herein by reference).

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

10.3		Form of Subscription Agreement (filed as Exhibit 10.4 to the quarterly report on Form 10-Q filed on May 14, 2015 and incorporated herein by reference).

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

10.9 (a)

Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)

Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.3(c) to the quarterly report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference).

(c)

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	May 14, 2020