Form 10-Q
period 2020-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2020-11-09
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, 17,960.80 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2020	December 31, 2019
Assets:
Equity in trading account:
Cash	$8,330,966	$7,703,754
Cash margin	14,963,055	1,973,405
Options purchased, at fair value (cost $324,200 and $46,200 at September 30, 2020 and December 31, 2019, respectively)	287,400	31,350
Total trading equity	23,581,421	9,708,509
Investments in U.S. government securities, at fair value (cost $3,998,454 and $26,112,299 at September 30, 2020 and December 31, 2019, respectively)	3,999,596	26,236,518
Interest receivable	—	2,197
Total assets	$27,581,017	$35,947,224
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $316,375 and $46,200 at September 30, 2020 and December 31, 2019, respectively)	$252,600	$46,200
Accrued expenses:
Ongoing selling agent fees	44,684	58,331
Advisory fees	44,968	59,358
Administrative fees	22,484	29,679
Professional fees	102,954	35,000
Other	8,668	5,402
Redemptions payable	614,782	1,792,989
Total liabilities	1,091,140	2,026,959
Partners’ Capital:
General Partner, Class GP (137.22 and 137.22 unit equivalents outstanding at September 30, 2020 and December 31, 2019, respectively)	191,419	187,435
Limited Partners, Class A (20,643.65 and 26,005.41 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively)	25,896,114	33,162,002
Limited Partners, Class D (290.73 and 409.53 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively)	402,344	570,828
Total partners’ capital	26,489,877	33,920,265
Total liabilities and partners’ capital	$27,581,017	$35,947,224
Net asset value per unit:
Class A	$1,254.43	$1,275.20
Class D	$1,383.91	$1,393.85
Class GP	$1,395.07	$1,366.07

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States Government

Treasury Bill 0% due October 29, 2020	$4,000,000	$3,999,596	15.10%
Total investments in U.S. government securities at fair value (cost $3,998,454)		$3,999,596	15.10%

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	72	$66,600	0.25%
Puts	96	220,800	0.83
Total options purchased (cost $324,200)		287,400	1.08
Written Options
Indices
Calls	216	(35,100)	(0.13)
Puts	350	(217,500)	(0.82)
Total written options (premium received $316,375)		(252,600)	(0.95)
Net fair value		$34,800	0.13%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$1,141	$144,665	$81,722	$422,043
Expenses:
Ongoing selling agent fees	133,957	190,532	438,731	611,517
Clearing fees	99,329	119,491	259,229	410,222
Advisory fees	136,602	191,420	446,556	614,432
Administrative fees	68,300	95,709	223,278	307,214
Professional fees	74,390	73,205	223,167	218,109
Other	1,829	5,664	4,986	16,949
Total expenses	514,407	676,021	1,595,947	2,178,443
Net investment income (loss)	(513,266)	(531,356)	(1,514,225)	(1,756,400)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	267,055	557,639	966,152	1,604,928
Change in net unrealized gains (losses) on open contracts	29,900	(73,312)	41,825	(16,874)
Total trading results	296,955	484,327	1,007,977	1,588,054
Net income (loss) before allocation to Special Limited Partner	(216,311)	(47,029)	(506,248)	(168,346)
Allocation to Special Limited Partner	—	—	—	—
Net income (loss) available for pro rata distribution	$(216,311)	$(47,029)	$(506,248)	$(168,346)

Net income (loss) allocation by class:
Class A	$(214,357)	$(50,120)	$(506,132)	$(177,652)
Class D	$(2,811)	$1,025	$(4,100)	$3,152
Class GP	$857	$2,066	$3,984	$6,154
Net asset value per unit:
Class A (20,643.65 and 28,561.24 units outstanding at September 30, 2020 and 2019, respectively)	$1,254.43	$1,278.92	$1,254.43	$1,278.92
Class D (290.73 and 409.53 units outstanding at September 30, 2020 and 2019, respectively)	$1,383.91	$1,394.35	$1,383.91	$1,394.35
Class GP (137.22 and 137.22 units outstanding at September 30, 2020 and 2019, respectively)	$1,395.07	$1,353.78	$1,395.07	$1,353.78
Net income (loss) per unit:
Class A*	$(10.05)	$(1.72)	$(20.77)	$(4.98)
Class D*	$(6.80)	$2.50	$(9.94)	$7.69
Class GP*	$6.25	$15.06	$29.00	$44.86
Weighted average units outstanding
Class A	21,251.31	29,392.32	23,111.81	31,485.46
Class D	397.48	409.53	405.51	409.53
Class GP	137.22	137.22	137.22	137.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.22	$33,920,265	26,552.16
Net Income (loss) available for pro rata distribution	(291,775)	—	(1,289)	—	3,127	—	(289,937)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(5,653,122)	(4,481.12)	—	—	—	—	(5,653,122)	(4,481.12)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2020	$27,217,105	21,524.29	$569,539	409.53	$190,562	137.22	$27,977,206	22,071.04
Net income (loss) available for pro rata distribution	(214,357)	—	(2,811)	—	857	—	(216,311)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(1,106,634)	(880.64)	(164,384)	(118.80)	—	—	(1,271,018)	(999.44)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at September 30, 2020	$25,896,114	20,643.65	$402,344	290.73	$191,419	137.22	$26,489,877	21,071.60

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2018	$44,598,789	34,737.09	$567,879	409.53	$179,595	137.22	$45,346,263	35,283.84
Net Income (loss) available for pro rata distribution	(127,532)	—	2,127	—	4,088	—	(121,317)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(6,277,684)	(4,913.36)	—	—	—	—	(6,277,684)	(4,913.36)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2019	$38,193,573	29,823.73	$570,006	409.53	$183,683	137.22	$38,947,262	30,370.48
Net income (loss) available for pro rata distribution	(50,120)	—	1,025	—	2,066	—	(47,029)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(1,615,805)	(1,262.49)	—	—	—	—	(1,615,805)	(1,262.49)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at September 30, 2019	$36,527,648	28,561.24	$571,031	409.53	$185,749	137.22	$37,284,428	29,107.99

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2020

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2020.

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

During the three months ended September 30, 2020, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”), ADM Investor Services, Inc. (“ADM”) and HSBC Securities (USA) Inc. (“HSBC”), all of whom are registered futures commission merchants.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2020

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at September 30, 2020 and December 31, 2019, the results of its operations for the three and nine months ended September 30, 2020 and 2019 and changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2020

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the three and nine months ended September 30, 2020 and 2019, the Partnership engaged in such trading through commodity brokerage accounts with Wedbush, ADM and HSBC.

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

 The Partnership’s investments in U.S. government securities as of September 30, 2020 consist of short-term T-Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2020

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$13.64	$15.03	$16.14	$17.56	$44.00	$48.34	$50.01	$54.26
Interest Income	0.05	0.05	4.83	5.24	3.19	3.48	13.26	14.36
Expenses	(23.74)	(21.88)	(22.69)	(20.30)	(67.96)	(61.76)	(68.25)	(60.93)
Increase (decrease) for the period	(10.05)	(6.80)	(1.72)	2.50	(20.77)	(9.94)	(4.98)	7.69
Net asset value per unit, beginning of period	1,264.48	1,390.71	1,280.64	1,391.85	1,275.20	1,393.85	1,283.90	1,386.66
Net asset value per unit, end of period	$1,254.43	$1,383.91	$1,278.92	$1,394.35	$1,254.43	$1,383.91	$1,278.92	$1,394.35

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(7.5)%	(6.7)%	(5.6)%	(4.3)%	(6.9)%	(5.8)%	(5.8)%	(4.5)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(7.5)%	(6.7)%	(5.6)%	(4.3)%	(6.9)%	(5.8)%	(5.8)%	(4.5)%
Operating expenses	7.5%	6.7%	7.1%	5.8%	7.2%	6.1%	7.2%	5.9%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Total expenses	7.5%	6.7%	7.1%	5.8%	7.2%	6.1%	7.2%	5.9%
Total return:
Total return before allocation to Special Limited Partner	(0.8)%	(0.5)%	(0.1)%	0.2%	(1.6)%	(0.7)%	(0.4)%	0.6%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Total return after allocation to Special Limited Partner	(0.8)%	(0.5)%	(0.1)%	0.2%	(1.6)%	(0.7)%	(0.4)%	0.6%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2020

(Unaudited)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended September 30, 2020 and 2019 were 702 and 894, and the nine months ended September 30, 2020 and 2019 were 396 and 1,410.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at September 30, 2020 and December 31, 2019, respectively:

				Gross Amounts not Offset in the Statements of Financial Condition
September 30, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$287,400	$—	$287,400	$(252,600)	$—	$34,800
Total assets	287,400	—	287,400	(252,600)	—	34,800
Liabilities
Written options	$(252,600)	$—	$(252,600)	$252,600	$—	$—
Total liabilities	(252,600)	—	(252,600)	252,600	—	—
Net fair value						$34,800

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$31,350	$—	$31,350	$(46,200)	$—	$(14,850)
Total assets	31,350	—	31,350	(46,200)	—	(14,850)
Liabilities
Written options	$(46,200)	$—	$(46,200)	$46,200	$—	$—
Total liabilities	(46,200)	—	(46,200)	46,200	—	—
Net fair value						$(14,850)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2020

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
Assets
Options purchased
Indices	$287,400
Total options purchased	$287,400	*
Liabilities
Written options premium received
Indices	$(252,600)
Total written options premium received	$(252,600)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2019
Assets
Options purchased
Indices	$31,350
Total options purchased	$31,350	*
Liabilities
Written options premium received
Indices	$(46,200)
Total written options premium received	$(46,200)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Sector-Indices	2020		2019		2020		2019
Net realized gains (losses) on closed contracts	$267,055		$557,639		$966,152		$1,604,928
Change in net unrealized gains (losses) on open contracts	29,900		(73,312)		41,825		(16,874)
Total trading results	$296,955	***	$484,327	***	$1,007,977	***	$1,588,054	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2020

(Unaudited)

The following table rolls forward the transactions in Options Written for the nine-month period ended September 30, 2020:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	528	$389,400	$46,200
Options written	9,192	7,575,322	1,604,615	30,194	22,054,538	10,418,039
Options exercised	(54)	(45,375)	(21,000)	(116)	(99,400)	(249,800)
Options expired	(7,726)	(6,367,362)	(1,207,190)	(23,563)	(17,041,630)	(7,362,814)
Options closed	(1,196)	(974,935)	(322,425)	(6,693)	(5,024,098)	(2,589,250)
Outstanding options, end of period	216	$187,650	$54,000	350	$278,810	$262,375

5.	Fair Value Measurements:

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

September 30, 2020

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the nine-month period ended September 30, 2020 and the twelve-month period ended December 31, 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the nine months ended September 30, 2020 and the twelve months ended December 31, 2019, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total September 30, 2020	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$3,999,596	$—	$3,999,596	$—
Options purchased	287,400	287,400	—	—
Total assets	4,286,996	287,400	3,999,596	—
Liabilities
Written options	$252,600	$252,600	$—	$—
Total liabilities	252,600	252,600	—	—
Net fair value	$4,034,396	$34,800	$3,999,596	$—

	Total December 31, 2019	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$26,236,518	$—	$26,236,518	$—
Options purchased	31,350	31,350	—	—
Total assets	26,267,868	31,350	26,236,518	—
Liabilities
Written options	$46,200	$46,200	$—	$—
Total liabilities	46,200	46,200	—	—
Net fair value	$26,221,668	$(14,850)	$26,236,518	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2020

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

September 30, 2020

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value), prepaid expenses and other receivables and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first nine months of 2020.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2020, the Partnership’s capital decreased from $33,920,265 to $26,489,877. This decrease was attributable to redemptions of Class A and Class D Redeemable Units totaling $6,924,140 and a net loss of $506,248. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2020, the net asset value per Class A unit decreased 0.8% from $1,264.48 to $1,254.43, as compared to a decrease of 0.1% in the third quarter of 2019. During the Partnership’s third quarter of 2020, the net asset value per Class D unit decreased 0.5% from $1,390.71 to $1,383.91, as compared to an increase of 0.2% in the third quarter of 2019. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2020 of $296,955. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2019 of $484,327. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the third quarter of 2020, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during September as moderate market volatility in the S&P 500® Index provided profitable trading opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter. The Partnership recorded gross gains in July and August due to the limited volatility and upward rally in the S&P 500® Index.

During the Partnership’s nine months ended September 30, 2020, the net asset value per Class A unit decreased 1.6% from $1,275.20 to $1,254.43, as compared to a decrease of 0.4% in the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Class D unit decreased 0.7% from $1,393.85 to $1,383.91, as compared to an increase of 0.6% in the nine months ended September 30, 2019. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2020 of $1,007,977. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2019 of $1,588,054. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts.

During the nine month period ended September 30, 2020, the Partnership recorded gross trading gains in S&P 500® Index options. The most significant gains were achieved during March, May, June, and September as the Partnership was able to profitably close out its ratio call and put spreads in multiple expirations due to market volatility over these periods. Additional smaller gains were made in January, July and August. The Partnership recorded a gross loss in February due to a sharp spike in volatility near the end of the month.  The Partnership also recorded a gross loss in April due to limited downside volatility which caused many ratio put spreads to expire worthless.

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

During the reporting period interest income was earned on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush, ADM and HSBC do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and nine months ended September 30, 2020 decreased by $143,524 and $340,321, respectively, as compared to the corresponding periods in 2019. The decrease in the three and nine months ended September 30, 2020 in interest income is due to lower average net assets, lower interest rates and lower balances maintained in T-Bills as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and nine months ended September 30, 2020 decreased by $56,575 and $172,786, respectively, as compared to the corresponding periods in 2019. This decrease is due to lower average net assets during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2020 decreased by $20,162 and $150,993, respectively, as compared to the corresponding periods in 2019. The decrease in clearing fees is primarily due to the number of trades executed during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and nine months ended September 30, 2020 decreased by $54,818 and $167,876, respectively, as compared to the corresponding periods in 2019. The decrease in advisory fees is due to lower average net assets during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2020 decreased by $27,409 and $83,936, respectively, as compared to the corresponding periods in 2019. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was no profit share allocation for the three and nine months ended September 30, 2020 and no profit share allocation for the corresponding periods in 2019.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  September 30, 2020 and December 31, 2019, and the highest, lowest and average values during the three months ended September 30, 2020 and the twelve months ended December 31, 2019. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

As of September 30, 2020, the Partnership’s total capitalization was $26,489,877.

September 30, 2020

			Three months ended September 30, 2020**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$14,963,055	56.49%	$25,173,401	$—	$14,255,354
Total	$14,963,055	56.49%

As of December 31, 2019, the Partnership’s total capitalization was $33,920,265.

December 31, 2019

			Twelve months ended December 31, 2019**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$1,973,405	5.82%	$34,181,397	$—	$16,750,994
Total	$1,973,405	5.82%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The COVID-19 pandemic has not impacted the Partnership through September 30, 2020. The extent of the operational and financial impact the COVID-19 pandemic may have on the Partnership and its investment operations has yet to be determined and is dependent on its duration and spread, any related operational restrictions and the overall economy.  The Partnership is unable to predict how the COVID-19 pandemic will impact results because the duration and severity of the pandemic is uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	337.22	$1,259.93	—	—	N/A	N/A
August 1, 2020 - August 31, 2020	144.52	$1,254.97	36.15	$1,383.08	N/A	N/A
September 1, 2020 - September 30, 2020	398.90	$1,254.43	82.65	$1,383.91	N/A	N/A
Total	880.64	$1,256.63	118.80	$1,383.66

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	November 9, 2020