Form 10-K
period 2020-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2021-03-16
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Limited Partnership Redeemable Units with an aggregate value of $27,217,105 of Class A and $569,539 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2021, 15,035.24 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner (as defined below) contributions and redemptions for the years ended December 31, 2020, 2019 and 2018 are reported in the Statements of Changes in Partners’ Capital on page 25 under “Item 8. Financial Statements and Supplementary Data.”

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2020.

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

During the twelve months ended December 31, 2020, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”), ADM Investor Services, Inc. (“ADM”) and HSBC Securities (USA) Inc. (“HSBC”), all of which are registered futures commission merchants.

Effective April 1, 2015, the Partnership entered into a futures and cleared swaps agreement with Wells Fargo Securities LLC(“Wells Fargo”) (the “Wells Fargo Customer Agreement”). Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated.

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

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the twelve months ended December 31, 2020 and 2019, the Partnership also engaged in such trading through commodity brokerage accounts maintained with Wedbush, ADM and HSBC.

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

For the period January 1, 2020 through December 31, 2020, the approximate average market sector allocation for the Partnership was 100% indices.

The Advisor, which is controlled by Scott C. Kimple, has served as the Partnership’s commodity trading advisor since inception. The General Partner and the Partnership have entered into an investment management agreement with the Advisor (the “Management Agreement”). The Advisor makes all commodity trading decisions for the Partnership and is not affiliated with Wedbush, ADM or HSBC.

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

Under the Wedbush, ADM and HSBC Customer Agreements, the Partnership pays and, prior to March 26, 2018, under the Wells Fargo Customer Agreement, paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM and HSBC clearing fees,” and the Wells Fargo clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush, ADM and HSBC are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2020 and 2019 the amount of cash held for margin requirements at Wedbush, ADM and HSBC was $1,967,781, $2,459,727 and $0 and $1,125,617, $0 and $847,788, respectively. Wedbush, ADM and HSBC do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

The Partnership maintains a continuing services agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the continuing services agreement, Morgan Stanley Wealth Management will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Morgan Stanley Wealth Management (the “MS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end Net Assets for Class D Redeemable Units. The fees paid to Morgan Stanley Wealth Management shall continue only for as long as the MS Interests remain outstanding.

The Partnership maintains a selling agreement with Robert W. Baird & Co. Incorporated (“Baird”). Pursuant to the selling agreement, Baird will receive a monthly ongoing selling agent fee equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end Net Assets for Class D Redeemable Units. With respect to current Limited Partners that are customers of Baird, the Partnership shall pay Baird a monthly ongoing maintenance fee equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end Net Assets for Class D Redeemable Units for services provided to such current Limited Partners.

The Partnership maintains a continuing services agreement with Credit Suisse Securities (USA) LLC. Pursuant to the continuing services agreement, Credit Suisse Securities (USA) LLC will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Credit Suisse Securities (USA) LLC (the “CS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end Net Assets for Class D Redeemable Units. The fees paid to Credit Suisse Securities (USA) LLC shall continue only for as long as the CS Interests remain outstanding.

For purposes of calculating the fees paid to selling agents, adjusted net assets are month-end Net Assets, as defined in the Partnership Agreement, increased by that month’s ongoing selling agent fee, advisory, profit share allocation accrual, the general partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month.

(b)	Financial Information about Segments.

The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2020, was $21,486,162.

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

Impact of COVID-19 pandemic.

The COVID-19 pandemic has not materially impacted the Partnership through December 31, 2020. The extent of the operational and financial impact the COVID-19 pandemic may have on the Partnership and its investment operations has yet to be determined and is dependent on its duration and spread, any related operational restrictions and the overall economy.  The Partnership is unable to predict how the COVID-19 pandemic will impact future results because the duration and severity of the pandemic is uncertain.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing costs or the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the SEC have promulgated rules to regulate trading in swaps, swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have adopted rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. In January 2021, the CFTC finalized new rules that impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts.  In addition to speculative position limits, most commodity exchanges also limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Such regulations could have an adverse effect on an Advisor's trading for the Partnership. The trading instructions of an Advisor may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on liquidated positions.

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

The nature of malicious cyber-attacks is becoming increasingly sophisticated and none of the General Partner, the Advisor or the Partnership can control whether a cyber event will adversely affect cyber systems of third-party service providers.

Item 2.	Properties.

The Partnership does not own or lease any properties.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, the General Partner or its affiliates.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
(b)	Holders. The number of holders of Redeemable Units as of February 28, 2021, was 233 for Class A Units and 4 for Class D Units.
(c)	Dividends. The Partnership did not declare any distributions in 2020 or 2019. The Partnership does not intend to declare distributions in the foreseeable future.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.
(e)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2020, 2019, and 2018 there were no subscriptions of Class A or Class D Redeemable Units.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 – October 31, 2020	2,682.8550	$1,252.5578	N/A	N/A	N/A	N/A
November 1, 2020 – November 30, 2020	617.5257	$1,246.7597	N/A	N/A	N/A	N/A
December 1, 2020 – December 31, 2020	694.7290	$1,254.6838	N/A	N/A	N/A	N/A
	3,995.1097	$1,252.0313	N/A	N/A	N/A	N/A

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

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, and total assets at December 31, 2020, 2019, 2018, 2017, and 2016  were as follows:

	2020	2019	2018	2017	2016
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $895,391, $1,308,975, $1,892,555, $2,102,870, and $2,145,128, respectively	$562,386	$621,901	$2,830,293	$3,671,618	$5,889,236
Interest income	82,500	578,712	590,691	295,297	166,743
	$644,886	$1,200,613	$3,420,984	$3,966,915	$6,055,979
Net income (loss) before allocation to Special Limited Partner	$(507,960)	$(271,315)	$1,507,379	$1,650,430	$3,285,538
Allocation to Special Limited Partner	$—	$—	$(1,764)	$(453,819)	$(2,588)
Net income (loss) after allocation to Special Limited Partner	$(507,960)	$(271,315)	$1,505,615	$1,196,611	$3,282,950
Increase (decrease) in net asset value per unit:
Class A	$(20.52)	$(8.70)	$30.76	$18.21	$51.70
Class D	$(5.44)	$7.19	$45.22	$32.11	$67.19
Class GP	$46.75	$57.15	$93.13	$83.68	$100.39
Net asset value per unit
Class A	$1,254.68	$1,275.20	$1,283.90	$1,253.14	$1,234.93
Class D	$1,388.41	$1,393.85	$1,386.66	$1,341.44	$1,309.33
Class GP	$1,412.82	$1,366.07	$1,308.92	$1,215.79	$1,132.11
Total assets	$22,620,714	$35,947,224	$46,086,776	$60,344,765	$73,580,357

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and U.S. government securities at fair value), and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year ended December 31, 2020.

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

From January 1, 2020 through December 31, 2020, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 44.0%.

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

(ii) The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events, viral epidemics and changes in interest rates. Partnership expenses consist of, among other things, clearing, ongoing selling agent, advisory and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained.

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may request that the Partnership redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2020, the Partnership’s capital decreased 36.7% from $33,920,265 to $21,486,162. This decrease was attributable to redemptions of 9,356.87 Class A Redeemable Units totaling $11,761,759, and 118.80 redemptions of Class D Redeemable Units totaling $164,384 and no Class GP Redeemable Units. This decrease was also attributable to a net loss of $507,960. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

For the year ended December 31, 2020 the net asset value per Class A unit decreased 1.6% from $1,275.20 to $1,254.68. For the year ended December 31, 2020, the net asset value per Class D unit decreased 0.4% from $1,393.85 to $1,388.41. For the year ended December 31, 2019 the net asset value per Class A unit decreased 0.7% from $1,283.90 to $1,275.20. For the year ended December 31, 2019, the net asset value per Class D unit increased 0.5% from $1,386.66 to $1,393.85. For the year ended December 31, 2018 the net asset value per Class A unit increased 2.5% from $1,253.14 to $1,283.90. For the year ended December 31, 2018, the net asset value per Class D unit increased 3.4% from $1,341.44 to $1,386.66.

The Partnership experienced a net trading gain of $1,457,777 before fees and expenses and interest income for the year ended December 31, 2020. Gains were primarily attributable to the trading of the S&P 500® Index futures and S&P 500® Index puts. The net trading gain or loss for the Partnership is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

During 2020, the Partnership recorded gross trading profits during January, March, May, June, July, August, September, October, November and December. These profits were offset by trading losses incurred in February and April. The largest loss incurred was in February as a volatility expansion after a period of calm led to increased costs to hedge the portfolio. The largest gain of the year was recorded in June as a rally and subsequent sharp decline led to profits on long ratio put spreads.

The Partnership experienced a net trading gain of $1,930,876 before fees and expenses and interest income for the year ended December 31, 2019. Gains were primarily attributable to the trading of the S&P 500® Index futures and S&P 500® Index puts.

During 2019, the Partnership recorded gross trading profits during January, March, May, July, August, September, October and December. These profits were partially offset by trading losses incurred in February, April, June and November. All loss months were minimal with the largest loss incurred in April as the steady market rally caused much of the premium spent on ratio put spreads to expire worthless. The largest gain of the year was recorded in March as two separate market declines in the month led to profits on long ratio put spreads.

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

Prior to the termination of the Wells Fargo Customer Agreement on March 26, 2018, interest income was earned at Wells Fargo at 90% of the 90-day T-Bill discount rate on assets maintained in cash and on a percentage of the Partnership’s assets that are directly invested in T-Bills. Wedbush, ADM and HSBC do not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and twelve months ended December 31, 2020 decreased by $155,891 and $496,212, respectively, as compared to the corresponding periods in 2019. The decrease in interest income is due to lower T-Bill rates and lower amounts of T-bills held during the three and twelve months ended December 31, 2020, as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and twelve months ended December 31, 2020 decreased by $45,065 and $217,851, respectively, as compared to the corresponding periods in 2019. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2020, as compared to the corresponding periods in 2019.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2020 decreased by $44,740 and $195,733, respectively, as compared to the corresponding periods in 2019. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three and twelve months ended December 31, 2020, as compared to the corresponding periods in 2019. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and twelve months ended December 31, 2020 decreased by $63,477 and $231,353, respectively, as compared to the corresponding periods in 2019. The decrease in advisor fees is due to lower average net assets during the three and twelve months ended December 31, 2020, as compared to the corresponding periods in 2019.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2020 decreased by $31,739 and $115,675, respectively, as compared to the corresponding periods in 2019. The decrease in administrative fees for the three and twelve months ended December 31, 2020 is due to lower average net assets during the periods as compared to the corresponding periods in 2019.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There were no profit share allocations for the three and twelve months ended December 31, 2020 and 2019.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2020 and 2019 were $298,354 and $279,758, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2020 and 2019 were $6,169 and ($3,181), respectively.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2020 and 2019, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2020, the Partnership’s total capitalization was $21,486,162.

December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$4,427,508	20.61%	$33,268,029	$—	$12,052,683
Total	$4,427,508	20.61%

As of December 31, 2019, the Partnership’s total capitalization was $33,920,265.

December 31, 2019

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$1,973,405	5.82%	$34,181,397	$—	$16,750,994
Total	$1,973,405	5.82%

*	Annual average of month-end Value at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 0% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, viral epidemics, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the primary trading risk exposure of the Partnership as of December 31, 2020, by market sector.

Indices. The Partnership’s primary equity exposure is to equity price risk in the S&P 500® Index.

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

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2020, 2019 and 2018; Statements of Financial Condition at December 31, 2020 and 2019; Condensed Schedules of Investments at December 31, 2020 and 2019; Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018; Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018; and Notes to Financial Statements.

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of   December 31, 2020 based on the criteria referred to above.

Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Managed Futures Premier Warrington L.P. (the Partnership) as of December 31, 2020 and 2019, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion the financial statements present fairly in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Fort Worth, Texas

March 16, 2021

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

Assets:
Equity in trading account:
Cash (Note 3c)	$18,063,606	$7,703,754
Cash margin (Note 3c)	4,427,508	1,973,405
Options purchased, at fair value (cost $198,400 and $46,200 at December 31, 2020 and December 31, 2019, respectively)	129,600	31,350
Total trading equity	22,620,714	9,708,509
Investments in U.S. government securities, at fair value (cost $0 and $26,112,299 at December 31, 2020 and December 31, 2019, respectively)	—	26,236,518
Interest receivable	—	2,197
Total assets	$22,620,714	$35,947,224
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $211,888 and $46,200 at December 31, 2020 and December 31, 2019, respectively)	$145,175	$46,200
Accrued expenses:
Ongoing selling agent fees (Note 3c)	36,712	58,331
Advisory fees (Note 3b)	37,033	59,358
Administrative fees (Note 3a)	18,516	29,679
Professional fees	15,694	35,000
Other	9,757	5,402
Redemptions payable (Note 5)	871,665	1,792,989
Total liabilities	1,134,552	2,026,959
Partners’ Capital: (Notes 1 and 5)
General Partner, Class GP (137.21 and 137.21 unit equivalents outstanding at December 31, 2020 and December 31, 2019, respectively)	193,854	187,435
Limited Partners, Class A (16,648.54 and 26,005.41 Redeemable Units outstanding at December 31, 2020 and December 31, 2019, respectively)	20,888,654	33,162,002
Limited Partners, Class D (290.73 and 409.53 Redeemable Units outstanding at December 31, 2020 and December 31, 2019, respectively)	403,654	570,828
Total partners’ capital	21,486,162	33,920,265
Total liabilities and partners’ capital	$22,620,714	$35,947,224
Net asset value per unit:
Class A	$1,254.68	$1,275.20
Class D	$1,388.41	$1,393.85
Class GP	$1,412.82	$1,366.07

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2020

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	64	$129,600	0.60%
Total options purchased (cost $198,400)		129,600	0.60%
Written Options
Indices
Puts	226	(145,175)	(0.67)
Total written options (premium received $211,888)		(145,175)	(0.67)
Net fair value		$(15,575)	(0.07)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Investment Income:
Interest income (Note 3c)	$82,500	$578,712	$590,691
Expenses:
Ongoing selling agent fees (Note 3c)	555,002	772,853	1,072,591
Clearing fees	340,389	536,122	819,964
Advisory fees (Note 3b)	565,549	796,902	1,075,203
Administrative fees (Note 3a)	282,774	398,449	537,601
Professional fees	298,354	279,758	290,908
Other	6,169	(3,181)	9,893
Total expenses	2,048,237	2,780,903	3,806,160
Net investment income (loss)	(1,965,737)	(2,202,191)	(3,215,469)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,445,017	1,945,724	4,734,950
Change in net unrealized gains (losses) on open contracts	12,760	(14,848)	(12,102)
Total trading results	1,457,777	1,930,876	4,722,848
Net income (loss) before allocation to Special Limited Partner	(507,960)	(271,315)	1,507,379
Allocation to Special Limited Partner (Note 3b)	—	—	(1,764)
Net income (loss) available for pro rata distribution	$(507,960)	$(271,315)	$1,505,615
Net income (loss) allocation by class:
Class A	$(511,589)	$(282,104)	$1,465,560
Class D	$(2,790)	$2,949	$18,519
Class GP	$6,419	$7,840	$21,536
Net income (loss) per unit (Note 6):*
Class A	$(20.52)	$(8.70)	$30.76
Class D	$(5.44)	$7.19	$45.22
Class GP	$46.75	$57.15	$93.13
Weighted average units outstanding:
Class A	21,996.17	30,628.01	41,373.43
Class D	376.82	409.53	409.53
Class GP	137.21	137.21	214.89

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2020, 2019 and 2018

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2017	$58,139,561	46,395.04	$549,360	409.53	$356,295	293.06	$59,045,216	47,097.63
Net Income (loss) available for pro rata distribution	1,465,560	—	18,519	—	21,536	—	1,505,615	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	1,764	1.36	1,764	1.36
Subscriptions Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(15,006,332)	(11,657.95)	—	—	—	—	(15,006,332)	(11,657.95)
Redemptions - General Partner	—	—	—	—	(200,000)	(157.21)	(200,000)	(157.21)
Partners’ capital at December 31, 2018	$44,598,789	34,737.09	$567,879	409.53	$179,595	137.21	$45,346,263	35,283.83
Net income (loss) available for pro rata distribution	(282,104)	—	2,949	—	7,840	—	(271,315)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(11,154,683)	(8,731.68)	—	—	—	—	(11,154,683)	(8,731.68)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.21	$33,920,265	26,552.15
Net income (loss) available for pro rata distribution	(511,589)	—	(2,790)	—	6,419	—	(507,960)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(11,761,759)	(9,356.87)	(164,384)	(118.80)	—	—	(11,926,143)	(9,475.67)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.21	$21,486,162	17,076.48

Net Asset Value Per Unit:

	Class A	Class D	Class GP
2018	$1,283.90	$1,386.66	$1,308.92
2019	$1,275.20	$1,393.85	$1,366.07
2020	$1,254.68	$1,388.41	$1,412.82

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2020

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2020.

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

During the twelve months ended December 31, 2020, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”), ADM Investor Services, Inc. (“ADM”) and HSBC Securities (USA) Inc. (“HSBC”), all of whom are registered futures commission merchants. During prior periods included in this report, the Partnership also engaged in futures and options trading through commodity brokerage accounts maintained at Wells Fargo Securities, LLC (“Wells Fargo”). The Partnership paid Wells Fargo trading fees for the clearing and, if applicable, execution of transactions. In addition, with respect to excess cash, Wells Fargo paid the Partnership interest on excess cash held in the Partnership’s account at rates customarily paid by Wells Fargo and as advised to the Partnership from time to time. Effective March 26, 2018, the Futures and Cleared Swap Agreement with Wells Fargo the (the “Wells Fargo Customer Agreement”) was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush, ADM and HSBC.

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

b.

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses. The Partnership had no investments in U.S. government securities as of December 31, 2020.

c.

Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from significant unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, the Partnership’s Level 1 assets and liabilities are actively traded.

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2020 and 2019, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced at fair value using significant unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). The balances reflected in Level 2 below were T-Bills outstanding as of December 31, 2020 and 2019. As such a rollforward of Level 3 derivative instruments was not presented, nor was a table presenting unobservable inputs used by management in the fair value measurement process. During the years ended December 31, 2020 and 2019, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$—	$—	$—	$—
Options purchased	129,600	129,600	—	—
Total assets	129,600	129,600	—	—
Liabilities
Written options	$145,175	$145,175	$—	$—
Total liabilities	145,175	145,175	—	—
Net fair value	$(15,575)	$(15,575)	$—	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$26,236,518	$—	$26,236,518	$—
Options purchased	31,350	31,350	—	—
Total assets	26,267,868	31,350	26,236,518	—
Liabilities
Written options	$46,200	$46,200	$—	$—
Total liabilities	46,200	46,200	—	—
Net fair value	$26,221,668	$(14,850)	$26,236,518	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Under the Wells Fargo Customer Agreement, during the prior periods included in this report, the Partnership paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wells Fargo clearing fees”) directly. During the term of the Wells Fargo Customer Agreement, all of the Partnership’s assets were deposited in the Partnership’s account at Wells Fargo. The portion of the Partnership’s cash held at Wells Fargo was deposited in segregated bank accounts to the extent required by CFTC regulations  . Wells Fargo agreed to pay the Partnership interest on 90% of the average daily equity maintained in cash in the Partnership’s segregated account at the rate equal to the monthly average of the 90-day T-Bill rate. Effective March 26, 2018, the Wells Fargo Customer Agreement was terminated. The Wells Fargo Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at Wells Fargo.

Under the Wedbush, ADM and HSBC Customer Agreements, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM and HSBC clearing fees,” and together the Wells Fargo clearing fees, the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush, ADM and HSBC are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2020 and 2019 the amount of cash held for margin requirements at Wedbush, ADM and HSBC was $1,967,781, $2,459,727 and $0, and $1,125,617, $0 and $847,788, respectively. Wedbush, ADM and HSBC do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

Under the continuing services agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Morgan Stanley Wealth Management (the “MS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end Net Assets for Class D Redeemable Units. The fees paid to Morgan Stanley Wealth Management shall continue only for as long as the MS Interests remain outstanding.

Under the continuing services agreement with Credit Suisse Securities (USA) LLC, the Partnership pays Credit Suisse Securities (USA) LLC a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Credit Suisse Securities (USA) LLC (the “CS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end Net Assets for Class D Redeemable Units. The fees paid to Credit Suisse Securities (USA) LLC shall continue only for as long as the CS Interests remain outstanding.

Under the selling agreement with Baird, the Partnership pays Baird a monthly ongoing selling agent fee equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end Net Assets for Class D Redeemable Units. With respect to current Limited Partners that are customers of Baird, the Partnership shall pay Baird a monthly ongoing maintenance fee equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end Net Assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end Net Assets for Class D Redeemable Units for services provided to such current Limited Partners.

For purposes of calculating the fees paid to selling agents, adjusted net assets are month-end Net Assets, as defined in the Partnership Agreement, increased by that month’s ongoing selling agent fee, advisory, profit share allocation accrual, the general’s partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the years ended December 31, 2020 and 2019 was 357 and 1,315, respectively.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2020 and 2019:

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$129,600	$—	$129,600	$(145,175)	$—	$(15,575)
Total assets	129,600	—	129,600	(145,175)	—	(15,575)
Liabilities
Written options	$(145,175)	$—	$(145,175)	$145,175	$—	$—
Total liabilities	(145,175)	—	(145,175)	145,175	—	—
Net fair value						$(15,575)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$31,350	$—	$31,350	$(46,200)	$—	$(14,850)
Total assets	31,350	—	31,350	(46,200)	—	(14,850)
Liabilities
Written options	$(46,200)	$—	$(46,200)	$46,200	$—	$—
Total liabilities	(46,200)	—	(46,200)	46,200	—	—
Net fair value						$(14,850)

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2020 and 2019:

	2020		2019
Assets
Options Purchased
Indices	$129,600		$31,350
Total options purchased	$129,600	*	$31,350	*

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2020		2019
Liabilities
Written Options
Indices	$(145,175)		$(46,200)
Total written options	$(145,175)	**	$(46,200)	**

**	This amount is included in “Written options, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2020, 2019 and 2018:

Sector - Indices	2020		2019		2018
Net realized gains (losses) on closed contracts	$1,445,017		$1,945,724		$4,734,950
Change in net unrealized gains (losses) on open contracts	12,760		(14,848)		(12,102)
Total trading results	$1,457,777	***	$1,930,876	***	$4,722,848	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the year ended December 31, 2020:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	528	$389,400	$46,200
Options written	10,952	9,215,311	1,921,278	37,888	28,550,420	13,956,482
Options exercised	(355)	(312,394)	(175,938)	(116)	(99,400)	(249,800)
Options expired	(9,401)	(7,927,982)	(1,422,915)	(29,420)	(21,975,471)	(9,608,113)
Options closed	(1,196)	(974,935)	(322,425)	(8,654)	(6,671,724)	(3,932,881)
Outstanding options, end of period	-	$-	$-	226	$193,225	$211,888

5.	Subscriptions, Distributions and Redemptions:

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

6.	Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2020	2019	2019	2018	2018
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$68.07	$74.94	$61.94	$67.28	$107.08	$115.04
Interest Income	3.23	3.53	18.71	20.32	14.25	15.33
Expenses and allocation to Special Limited Partner	(91.82)	(83.91)	(89.35)	(80.41)	(90.57)	(85.15)
Increase (decrease) for the period	(20.52)	(5.44)	(8.70)	7.19	30.76	45.22
Net asset value per unit, beginning of period	1,275.20	1,393.85	1,283.90	1,386.66	1,253.14	1,341.44
Net asset value per unit, end of period	$1,254.68	$1,388.41	$1,275.20	$1,393.85	$1,283.90	$1,386.66

	2020	2020	2019	2019	2018	2018
	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:
Net investment income (loss) **	(7.1)%	(5.9)%	(5.6)%	(4.3)%	(6.1)%	(4.8)%
Allocation to Special Limited Partner	—%	—%	—%	—%	(0.0)%	(0.3)%
Net investment income (loss) after allocation to Special Limited Partner**	(7.1)%	(5.9)%	(5.6)%	(4.3)%	(6.1)%	(5.1)%
Operating expenses	7.4%	6.1%	7.1%	5.8%	7.2%	5.9%
Allocation to Special Limited Partner	—%	—%	—%	—%	0.0%	0.3%
Total expenses	7.4%	6.1%	7.1%	5.8%	7.2%	6.2%
Total return:
Total return before allocation to Special Limited Partner	(1.6)%	(0.4)%	(0.7)%	0.5%	2.5%	3.7%
Allocation to Special Limited Partner	—%	—%	—%	—%	(0.0)%	(0.3)%
Total return after allocation to Special Limited Partner	(1.6)%	(0.4)%	(0.7)%	0.5%	2.5%	3.4%

**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

9.       Selected Quarterly Financial Data:

Selected unaudited quarterly financial data for the years ended December 31, 2020 and 2019 are summarized below:

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020	For the period from April 1, 2020 to June 30, 2020	For the period from January 1, 2020 to March 31, 2020
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$253,147	$64,810	$351,253	$(24,324)
Net income (loss) before allocation to Special Limited Partner	$(1,712)	$(216,311)	$57,656	$(347,593)
Net income (loss) after allocation to Special Limited Partner	$(1,712)	$(216,311)	$57,656	$(347,593)
Increase (decrease) in net asset value per unit Class A	$0.25	$(10.05)	$2.71	$(13.43)
Increase (decrease) in net asset value per unit Class D	$4.50	$(6.80)	$7.25	$(10.39)

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$212,255	$318,969	$231,271	$438,118
Net income (loss) before allocation to Special Limited Partner	$(102,969)	$(47,029)	$(152,642)	$31,325
Net income (loss) after allocation to Special Limited Partner	$(102,969)	$(47,029)	$(152,642)	$31,325
Increase (decrease) in net asset value per unit Class A	$(3.72)	$(1.72)	$(4.74)	$1.48
Increase (decrease) in net asset value per unit Class D	$(0.50)	$2.50	$(0.78)	$5.97

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The executive officer of the General Partner is Scott C. Kimple (Sole Manager of the General Partner).

Scott C. Kimple, age 55, is the Founder, Principal, Sole Manager and Portfolio Manager of the Advisor. Mr. Kimple manages the Partnership’s portfolio. Mr. Kimple has been listed as a principal and registered as an associated person of the General Partner since December 15, 2014 and December 23, 2014, respectively, and listed as a principal and registered as an associated person of the Advisor since January 27, 2012 and January 30, 2012, respectively. Mr. Kimple also was registered as an associated person and listed as a principal of Warrington Mgt., L.P., a commodity trading advisor (“CTA”), from July 1995 until October 1996 and again from April 30, 1999 until April 24, 2013. Mr. Kimple also was a principal and an associated person of Warrington Advisors LLC, a CTA and commodity pool operator, from June 2008 through July 2011.

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

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2020, the General Partner earned $282,774 in administrative fees. As compensation for its services, the Partnership pays the Advisor advisory fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business.” For the year ended December 31, 2020, the Advisor earned $565,549 in advisory fees. There was no profit share allocation earned by the Special Limited Partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)	Security ownership of certain beneficial owners. As of February 28, 2021, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2020:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class GP unit equivalents	General Partner	$193,854	0.9%

(c)	Changes in control.

None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
(a)	Transactions with related persons. None.
(b)	Review, approval or ratification of transactions with related persons. Not applicable.
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
(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver and Tidwell LLP (“Weaver”) for the years ended December 31, 2020 and 2019, respectively, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2020	$77,750
2019	$85,250

(2)	Audit-Related Fees. None.
(3)

Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver for the years ended December 31, 2020 and 2019, respectively, for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2020	$21,600
2019	$20,800

(4)	All Other Fees. None.
(5)	Not Applicable.
(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2020 and 2019.

Condensed Schedules of Investments at December 31, 2020 and 2019.

Statements of Income and Expenses for the years ended December 31, 2020, 2019 and 2018.

Statements of Changes in Partners’ Capital for the years ended December 31, 2020, 2019 and 2018.

Notes to Financial Statements.

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

Date: March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)
Warrington GP, LLC

Date: March 16, 2021