Form 10-Q
period 2021-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2021-05-14
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021 14,240.55 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2021	December 31, 2020
Assets:
Equity in trading account:
Cash	$13,175,693	$18,063,606
Cash margin	6,622,254	4,427,508
Options purchased, at fair value (cost $169,600 and $198,400 at March 31, 2021 and December 31, 2020, respectively)	131,200	129,600
Total trading equity	19,929,147	22,620,714
Total assets	$19,929,147	$22,620,714
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $177,700 and $211,888 at March 31, 2021 and December 31, 2020, respectively)	$119,200	$145,175
Accrued expenses:
Ongoing selling agent fees	32,255	36,712
Advisory fees	32,521	37,033
Administrative fees	16,260	18,516
Professional fees	62,342	15,694
Other	4,718	9,757
Redemptions payable	953,490	871,665
Total liabilities	1,220,786	1,134,552
Partners’ Capital:
General Partner, Class GP (137.22 and 137.22 unit equivalents outstanding at March 31, 2021 and December 31, 2020, respectively)	198,255	193,854
Limited Partners, Class A (14,282.88 and 16,648.54 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively)	18,101,145	20,888,654
Limited Partners, Class D (290.73 and 290.73 Redeemable Units outstanding at March 31, 2021 and December 31, 2020, respectively)	408,961	403,654
Total partners’ capital	18,708,361	21,486,162
Total liabilities and partners’ capital	$19,929,147	$22,620,714
Net asset value per unit:
Class A	$1,267.33	$1,254.68
Class D	$1,406.66	$1,388.41
Class GP	$1,444.89	$1,412.82

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2021

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	64	$131,200	0.70
Total options purchased (cost $169,600)		131,200	0.70
Written Options
Indices
Calls	160	(6,400)	(0.04)
Puts	192	(112,800)	(0.60)
Total written options (premium received $177,700)		(119,200)	(0.64)
Net fair value		$12,000	0.06%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Investment Income:
Interest income	$—	$66,147
Expenses:
Ongoing selling agent fees	99,203	162,208
Clearing fees	66,264	91,638
Advisory fees	102,205	164,571
Administrative fees	51,102	82,286
Professional fees	70,339	74,389
Other	458	2,023
Total expenses	389,571	577,115
Net investment income (loss)	(389,571)	(510,968)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	569,342	148,525
Change in net unrealized gains (losses) on open contracts	22,188	14,850
Total trading results	591,530	163,375
Net income (loss) before allocation to Special Limited Partner	201,959	(347,593)
Allocation to Special Limited Partner	—	—
Net income (loss) available for pro rata distribution	$201,959	$(347,593)

Net income (loss) allocation by class:
Class A	$192,251	$(343,692)
Class D	$5,307	$(4,257)
Class GP	$4,401	$356
Net asset value per unit:
Class A (14,282.88 and 23,418.02 units outstanding at March 31, 2021 and 2020, respectively)	$1,267.33	$1,261.77
Class D (290.73 and 409.53 units outstanding at March 31, 2021 and 2020, respectively)	$1,406.66	$1,383.46
Class GP (137.22 and 137.22 units outstanding at March 31, 2021 and 2020, respectively)	$1,444.89	$1,368.67
Net income (loss) per unit:
Class A*	$12.65	$(13.43)
Class D*	$18.25	$(10.39)
Class GP*	$32.07	$2.60
Weighted average units outstanding
Class A	15,879.28	25,503.04
Class D	290.73	409.53
Class GP	137.22	137.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.22	$21,486,162	17,076.48
Net Income (loss) available for pro rata distribution	192,251	—	5,307	—	4,401	—	201,959	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(2,979,760)	(2,365.66)	—	—	—	—	(2,979,760)	(2,365.66)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2021	$18,101,145	14,282.88	$408,961	290.73	$198,255	137.22	$18,708,361	14,710.82

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.22	$33,920,265	26,552.16
Net Income (loss) available for pro rata distribution	(343,692)	—	(4,257)	—	356	—	(347,593)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(3,270,154)	(2,587.39)	—	—	—	—	(3,270,154)	(2,587.39)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2020	$29,548,156	23,418.02	$566,571	409.53	$187,791	137.22	$30,302,518	23,964.77

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2021.

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

During the three months ended March 31, 2021, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

(Unaudited)

Effective November 27, 2018, the Partnership entered into a commodity futures customer agreement with HSBC (the “HSBC Customer Agreement”); however, the Partnership did not engage in any trading activity through HSBC until September 4, 2019. The Partnership paid HSBC trading fees for the clearing and, if applicable, execution of transactions. Effective September 30, 2020, the HSBC customer agreement was terminated because the Partnership is no longer engaged in such trading through accounts at HSBC.

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

The Partnership maintains a continuing services agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the continuing services agreement, Morgan Stanley Wealth Management will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Morgan Stanley Wealth Management (the “MS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end net assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end net assets for Class D Redeemable Units. The fees paid to Morgan Stanley Wealth Management shall continue only for as long as the MS Interests remain outstanding. For the purposes of calculating the fees paid to Morgan Stanley Wealth Management, adjusted net assets are month-end Net Assets, as defined in the Partnership Agreement, increased by that month’s ongoing selling agent fee, advisory fee, profit share allocation accrual, the general partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month.

The Partnership maintains a selling agreement with Robert W. Baird & Co. Incorporated (“Baird”). Pursuant to the selling agreement, Baird will receive a monthly ongoing selling agent fee equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end net assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end net assets for Class D Redeemable Units. With respect to current Limited Partners that are customers of Baird, the Partnership shall pay Baird a monthly ongoing maintenance fee equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end net assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end net assets for Class D Redeemable Units for services provided to such current Limited Partners. For the purposes of calculating the fees paid to Baird, adjusted net assets are month-end Net Assets, as defined in the Partnership Agreement, increased by that month’s ongoing selling agent fee, advisory fee, profit share allocation accrual, the general partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month.

The Partnership maintains a continuing services agreement with Credit Suisse Securities (USA) LLC. Pursuant to the continuing services agreement, Credit Suisse Securities (USA) LLC will receive a monthly fee in respect of certain partnership interests which have been sold to certain individuals and entities with an ongoing relationship with Credit Suisse Securities (USA) LLC (the “CS Interests”) equal to (i) 1/12 of 2.00% (2.00% per year) of adjusted month-end net assets for Class A Redeemable Units and (ii) 1/12 of 0.75% (0.75% per year) of adjusted month-end net assets for Class D Redeemable Units. The fees paid to Credit Suisse Securities (USA) LLC shall continue only for as long as the CS Interests remain outstanding. For the purposes of calculating the fees paid to Credit Suisse Securities (USA) LLC, adjusted net assets are month-end Net Assets, as defined in the Partnership Agreement, increased by that month’s ongoing selling agent fee, advisory fee, profit share allocation accrual, the general partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at March 31, 2021 and December 31, 2020, the results of its operations for the three months ended March 31, 2021 and 2020 and changes in partners’ capital for the three months ended March 31, 2021 and 2020. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

(Unaudited)

financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of and for the year ended December 31, 2020.

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the three months ended March 31, 2021 and 2020, the Partnership engaged in such trading through commodity brokerage accounts with Wedbush, ADM and HSBC.

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

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2020.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three months ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$36.70	$40.67	$6.30	$6.89
Interest Income	0.00	0.00	2.52	2.77
Expenses	(24.05)	(22.42)	(22.25)	(20.05)
Increase (decrease) for the period	12.65	18.25	(13.43)	(10.39)
Net asset value per unit, beginning of period	1,254.68	1,388.41	1,275.20	1,393.85
Net asset value per unit, end of period	$1,267.33	$1,406.66	$1,261.77	$1,383.46

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(8.0)%	(6.5)%	(6.4)%	(5.0)%
Allocation to Special Limited Partner	—%	—%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(8.0)%	(6.5)%	(6.4)%	(5.0)%
Operating expenses	8.0%	6.5%	7.2%	5.8%
Allocation to Special Limited Partner	—%	—%	—%	—%
Total expenses	8.0%	6.5%	7.2%	5.8%
Total return:
Total return before allocation to Special Limited Partner	1.0%	1.3%	(1.1)%	(0.7)%
Allocation to Special Limited Partner	—%	—%	—%	—%
Total return after allocation to Special Limited Partner	1.0%	1.3%	(1.1)%	(0.7)%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

(Unaudited)

The Wedbush Customer Agreement and the ADM Customer Agreement give and the HSBC Customer Agreement gave the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wedbush, ADM, HSBC and other executing brokers, as applicable are (or in the case of HSBC, were) borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended March 31, 2021 and 2020 were 171 and 0.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at March 31, 2021 and December 31, 2020, respectively:

				Gross Amounts not Offset in the Statements of Financial Condition
March 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$131,200	$—	$131,200	$(119,200)	$—	$12,000
Total assets	131,200	—	131,200	(119,200)	—	12,000
Liabilities
Written options	$(119,200)	$—	$(119,200)	$119,200	$—	$—
Total liabilities	(119,200)	—	(119,200)	119,200	—	—
Net fair value						$12,000

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$129,600	$—	$129,600	$(145,175)	$—	$(15,575)
Total assets	129,600	—	129,600	(145,175)	—	(15,575)
Liabilities
Written options	$(145,175)	$—	$(145,175)	$145,175	$—	$—
Total liabilities	(145,175)	—	(145,175)	145,175	—	—
Net fair value						$(15,575)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
Assets
Options purchased
Indices	$131,200
Total options purchased	$131,200	*
Liabilities
Written options premium received
Indices	$(119,200)
Total written options premium received	$(119,200)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2020
Assets
Options purchased
Indices	$129,600
Total options purchased	$129,600	*
Liabilities
Written options premium received
Indices	$(145,175)
Total written options premium received	$(145,175)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
Sector-Indices	2021		2020
Net realized gains (losses) on closed contracts	$569,342		$148,525
Change in net unrealized gains (losses) on open contracts	22,188		14,850
Total trading results	$591,530	***	$163,375	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

(Unaudited)

The following table rolls forward the transactions in Options Written for the three-month period ended March 31, 2021:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	226	$193,225	$211,888
Options written	1,184	1,195,670	111,000	6,888	6,282,260	3,817,507
Options exercised	—	—	—	(80)	(74,420)	(73,200)
Options expired	(928)	(936,710)	(80,500)	(5,466)	(4,962,365)	(2,690,795)
Options closed	(96)	(93,840)	(20,800)	(1,376)	(1,260,140)	(1,097,400)
Outstanding options, end of period	160	$165,120	$9,700	192	$178,560	$168,000

5.	Fair Value Measurements:

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

March 31, 2021

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the three-month period ended March 31, 2021 and the twelve-month period ended December 31, 2020, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three months ended March 31, 2021 and the twelve months ended December 31, 2020, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total March 31, 2021	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	131,200	131,200	—	—
Total assets	131,200	131,200	—	—
Liabilities
Written options	$119,200	$119,200	$—	$—
Total liabilities	119,200	119,200	—	—
Net fair value	$12,000	$12,000	$—	$—

	Total December 31, 2020	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$—	$—	$—	$—
Options purchased	129,600	129,600	—	—
Total assets	129,600	129,600	—	—
Liabilities
Written options	$145,175	$145,175	$—	$—
Total liabilities	145,175	145,175	—	—
Net fair value	$(15,575)	$(15,575)	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as Wedbush, ADM and HSBC, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is (or in the case of HSBC, was) reduced to the extent that, through Wedbush, ADM or HSBC, or their affiliates, the Partnership’s counterparty is (or in the case of HSBC, was) an exchange or clearing organization.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2021

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are generally its equity in its trading account (consisting of cash and cash margin, options purchased at fair value), prepaid expenses and other receivables and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first three months of 2021.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2021, the Partnership’s capital decreased from $21,486,162 to $18,708,361. This decrease was attributable to redemptions of Class A Units totaling 2,979,760 and a net income of $201,959. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the December 31, 2020 annual Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and change in net unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2021, the net asset value per Class A unit increased 1.0% from $1,254.68 to $1,267.33, as compared to a decrease of 1.1% in the first quarter of 2020. During the Partnership’s first quarter of 2021, the net asset value per Class D unit increased 1.3% from $1,388.41 to $1,406.66, as compared to a decrease of 0.7% in the first quarter of 2020. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2021 of $591,530. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2020 of $163,375. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the first quarter of 2021, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during February and March as moderate market volatility in the S&P 500® Index provided profitable trading opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter. The Partnership recorded gross gains in February and March as the upward rally in the S&P 500® Index continued.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics and pandemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

During the reporting period no interest income was earned. Wedbush and ADM do not and HSBC did not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three months ended March 31, 2021 decreased by $66,147, as compared to the corresponding period in 2020. The decrease in the three months ended March 31, 2021 in interest income is due to no balances maintained in T-Bills as compared to the corresponding period in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three months ended March 31, 2021 decreased by $63,005, as compared to the corresponding period in 2020. This decrease is due to lower average net assets during the three months ended March 31, 2021, as compared to the corresponding period in 2020.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2021 decreased by $25,374, as compared to the corresponding period in 2020. The decrease in clearing fees is primarily due to the lower number of trades executed during the three months ended March 31, 2021, as compared to the corresponding period in 2020. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three months ended March 31, 2021 decreased by $62,366, as compared to the corresponding period in 2020. The decrease in advisory fees is due to lower average net assets during the three months ended March 31, 2021, as compared to the corresponding period in 2020.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2021 decreased by $31,184, as compared to the corresponding period in 2020. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2021, as compared to the corresponding period in 2020.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was no profit share allocation for the three months ended March 31, 2021 and no profit share allocation for the corresponding period in 2020.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  March 31, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended March 31, 2021 and the twelve months ended December 31, 2020. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

As of March 31, 2021, the Partnership’s total capitalization was $18,708,361.

March 31, 2021

			Three months ended March 31, 2021**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$6,622,254	35.40%	$19,049,611	$—	$8,422,699
Total	$6,622,254	35.40%

As of December 31, 2020, the Partnership’s total capitalization was $21,486,162.

December 31, 2020

			Twelve months ended December 31, 2020**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$4,427,508	20.61%	$33,268,029	$—	$12,052,683
Total	$4,427,508	20.61%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The COVID-19 pandemic has not impacted the Partnership through March 31, 2021. The extent of the operational and financial impact the COVID-19 pandemic may have on the Partnership and its investment operations remains uncertain and is dependent on many variables, including its duration and spread, any related operational restrictions and the impact on the overall economy.  The Partnership is unable to predict how the COVID-19 pandemic will impact results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2021, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	694.49	$1,244.92	N/A	N/A	N/A	N/A
February 1, 2021 - February 28, 2021	918.81	$1,264.33	N/A	N/A	N/A	N/A
March 1, 2021 - March 31, 2021	752.36	$1,267.33	N/A	N/A	N/A	N/A
Total	2,365.66	$1,259.59	N/A	N/A	N/A	N/A

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	May 14, 2021