Form 10-Q
period 2021-06-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2021-08-10
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021 14,113.27 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2021	December 31, 2020
Assets:
Equity in trading account:
Cash	$10,533,574	$18,063,606
Cash margin	8,107,091	4,427,508
Options purchased, at fair value (cost $66,750 and $198,400 at June 30, 2021 and December 31, 2020, respectively)	40,875	129,600
Total trading equity	18,681,540	22,620,714
Total assets	$18,681,540	$22,620,714
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $91,500 and $211,888 at June 30, 2021 and December 31, 2020, respectively)	$34,500	$145,175
Accrued expenses:
Ongoing selling agent fees	30,313	36,712
Advisory fees	30,535	37,033
Administrative fees	15,267	18,516
Professional fees	92,066	15,694
Other	3,979	9,757
Redemptions payable	—	871,665
Total liabilities	206,660	1,134,552
Partners’ Capital:
General Partner, Class GP (137.22 and 137.22 unit equivalents outstanding at June 30, 2021 and December 31, 2020, respectively)	199,978	193,854
Limited Partners, Class A (14,151.09 and 16,648.54 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively)	17,866,245	20,888,654
Limited Partners, Class D (290.73 and 290.73 Redeemable Units outstanding at June 30, 2021 and December 31, 2020, respectively)	408,657	403,654
Total partners’ capital	18,474,880	21,486,162
Total liabilities and partners’ capital	$18,681,540	$22,620,714
Net asset value per unit:
Class A	$1,262.54	$1,254.68
Class D	$1,405.62	$1,388.41
Class GP	$1,457.45	$1,412.82

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

June 30, 2021

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	90	$40,875	0.22
Total options purchased (cost $66,750)		40,875	0.22
Written Options
Indices
Calls	60	(750)	(0.00)
Puts	270	(33,750)	(0.19)
Total written options (premium received $91,500)		(34,500)	(0.19)
Net fair value		$6,375	0.03%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income:
Interest income	$—	$14,434	$—	$80,581
Expenses:
Ongoing selling agent fees	89,609	142,566	188,812	304,774
Clearing fees	68,031	68,262	134,295	159,900
Advisory fees	91,996	145,383	194,201	309,954
Administrative fees	45,998	72,692	97,100	154,978
Professional fees	72,588	74,388	142,926	148,777
Other	(1,790)	1,134	(1,331)	3,157
Total expenses	366,432	504,425	756,003	1,081,540
Net investment income (loss)	(366,432)	(489,991)	(756,003)	(1,000,959)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	288,248	550,573	857,590	699,098
Change in net unrealized gains (losses) on open contracts	11,025	(2,926)	33,213	11,924
Total trading results	299,273	547,647	890,803	711,022
Net income (loss) before allocation to Special Limited Partner	(67,159)	57,656	134,800	(289,937)
Allocation to Special Limited Partner	—	—	—	—
Net income (loss) available for pro rata distribution	$(67,159)	$57,656	$134,800	$(289,937)

Net income (loss) allocation by class:
Class A	$(68,578)	$51,917	$123,673	$(291,775)
Class D	$(304)	$2,968	$5,003	$(1,289)
Class GP	$1,723	$2,771	$6,124	$3,127
Net asset value per unit:
Class A (14,151.09 and 21,524.29 units outstanding at June 30, 2021 and 2020, respectively)	$1,262.54	$1,264.48	$1,262.54	$1,264.48
Class D (290.73 and 409.53 units outstanding at June 30, 2021 and 2020, respectively)	$1,405.62	$1,390.71	$1,405.62	$1,390.71
Class GP (137.22 and 137.22 units outstanding at June 30, 2021 and 2020, respectively)	$1,457.45	$1,388.82	$1,457.45	$1,388.82
Net income (loss) per unit:
Class A*	$(4.79)	$2.71	$7.86	$(10.72)
Class D*	$(1.04)	$7.25	$17.21	$(3.14)
Class GP*	$12.56	$20.15	$44.63	$22.75
Weighted average units outstanding:
Class A	14,224.84	22,581.07	15,052.06	24,042.06
Class D	290.73	409.53	290.73	409.53
Class GP	137.22	137.22	137.22	137.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.22	$21,486,162	17,076.49
Net Income (loss) available for pro rata distribution	192,251	—	5,307	—	4,401	—	201,959	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(2,979,760)	(2,365.66)	—	—	—	—	(2,979,760)	(2,365.66)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2021	$18,101,145	14,282.88	$408,961	290.73	$198,255	137.22	$18,708,361	14,710.83
Net income (loss) available for pro rata distribution	(68,578)	—	(304)	—	1,723	—	(67,159)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(166,322)	(131.79)	—	—	—	—	(166,322)	(131.79)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2021	$17,866,245	14,151.09	$408,657	290.73	$199,978	137.22	$18,474,880	14,579.04

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.22	$33,920,265	26,552.16
Net Income (loss) available for pro rata distribution	(343,692)	—	(4,257)	—	356	—	(347,593)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(3,270,154)	(2,587.39)	—	—	—	—	(3,270,154)	(2,587.39)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2020	$29,548,156	23,418.02	$566,571	409.53	$187,791	137.22	$30,302,518	23,964.77

Net income (loss) available for pro rata distribution	51,917	—	2,968	—	2,771	—	57,656	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(2,382,968)	(1,893.73)	—	—	—	—	(2,382,968)	(1,893.73)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2020	$27,217,105	21,524.29	$569,539	409.53	$190,562	137.22	$27,977,206	22,071.04

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2021

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2021.

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

During the three and six months ended June 30, 2021, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2021

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at June 30, 2021 and December 31, 2020, the results of its operations for the three and six months ended June 30, 2021 and 2020 and changes in partners’ capital for the three and six months ended June 30, 2021 and 2020. These financial statements present the results of interim periods and do not include all disclosures normally provided

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2021

(Unaudited)

in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of and for the year ended December 31, 2020.

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the three and six months ended June 30, 2021 and 2020, the Partnership engaged in such trading through commodity brokerage accounts with Wedbush, ADM and HSBC.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2021

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and six months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$20.38	$22.64	$24.06	$26.42	$57.08	$63.31	$30.36	$33.31
Interest Income	0.00	0.00	0.62	0.66	0.00	0.00	3.14	3.43
Expenses	(25.17)	(23.68)	(21.97)	(19.83)	(49.22)	(46.10)	(44.22)	(39.88)
Increase (decrease) for the period	(4.79)	(1.04)	2.71	7.25	7.86	17.21	(10.72)	(3.14)
Net asset value per unit, beginning of period	1,267.33	1,406.66	1,261.77	1,383.46	1,254.68	1,388.41	1,275.20	1,393.85
Net asset value per unit, end of period	$1,262.54	$1,405.62	$1,264.48	$1,390.71	$1,262.54	$1,405.62	$1,264.48	$1,390.71

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(8.0)%	(6.8)%	(6.9)%	(5.6)%	(7.9)%	(6.7)%	(6.6)%	(5.3)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(8.0)%	(6.8)%	(6.9)%	(5.6)%	(7.9)%	(6.7)%	(6.6)%	(5.3)%
Operating expenses	8.0%	6.8%	7.1%	5.8%	7.9%	6.7%	7.1%	5.8%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Total expenses	8.0%	6.8%	7.1%	5.8%	7.9%	6.7%	7.1%	5.8%
Total return:
Total return before allocation to Special Limited Partner	(0.4)%	(0.1)%	0.2%	0.5%	0.6%	1.2%	(0.8)%	(0.2)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Total return after allocation to Special Limited Partner	(0.4)%	(0.1)%	0.2%	0.5%	0.6%	1.2%	(0.8)%	(0.2)%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios and total return are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2021

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended June 30, 2021 and 2020 were 435 and 485, and the six months ended June 30, 2021 and 2020 were 303 and 243.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at June 30, 2021 and December 31, 2020, respectively:

				Gross Amounts not Offset in the Statements of Financial Condition
June 30, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$40,875	$—	$40,875	$(34,500)	$—	$6,375
Total assets	40,875	—	40,875	(34,500)	—	6,375
Liabilities
Written options	$(34,500)	$—	$(34,500)	$34,500	$—	$—
Total liabilities	(34,500)	—	(34,500)	34,500	—	—
Net fair value						$6,375

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2021

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

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
Assets
Options purchased
Indices	$40,875
Total options purchased	$40,875	*
Liabilities
Written options premium received
Indices	$(34,500)
Total written options premium received	$(34,500)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statements of Financial Condition.

	December 31, 2020
Assets
Options purchased
Indices	$129,600
Total options purchased	$129,600	*
Liabilities
Written options premium received
Indices	$(145,175)
Total written options premium received	$(145,175)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options premium received, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2021

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Sector-Indices	2021		2020		2021		2020
Net realized gains (losses) on closed contracts	$288,248		$550,573		$857,590		$699,098
Change in net unrealized gains (losses) on open contracts	11,025		(2,926)		33,213		11,924
Total trading results	$299,273	***	$547,647	***	$890,803	***	$711,022	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the six-month period ended June 30, 2021:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	226	$193,225	$211,888
Options written	2,150	2,235,082	309,766	13,527	12,893,001	7,803,297
Options exercised	(15)	(15,450)	(93,750)	(305)	(307,014)	(301,595)
Options expired	(1,949)	(2,028,218)	(177,591)	(10,413)	(9,862,920)	(5,457,041)
Options closed	(126)	(125,528)	(33,925)	(2,765)	(2,638,417)	(2,169,549)
Outstanding options, end of period	60	$65,886	$4,500	270	$277,875	$87,000

5.	Fair Value Measurements:

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

June 30, 2021

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the three and six-month period ended June 30, 2021 and the twelve-month period ended December 31, 2020, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three and six months ended June 30, 2021 and the twelve months ended December 31, 2020, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total June 30, 2021	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	40,875	40,875	—	—
Total assets	40,875	40,875	—	—
Liabilities
Written options	$34,500	$34,500	$—	$—
Total liabilities	34,500	34,500	—	—
Net fair value	$6,375	$6,375	$—	$—

	Total December 31, 2020	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$129,600	$129,600	$—	$—
Total assets	129,600	129,600	—	—
Liabilities
Written options	$145,175	$145,175	$—	$—
Total liabilities	145,175	145,175	—	—
Net fair value	$(15,575)	$(15,575)	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2021

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

June 30, 2021

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are generally its equity in its trading account (consisting of cash and cash margin, options purchased at fair value), prepaid expenses and other receivables and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first six months of 2021.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2021, the Partnership’s capital decreased from $21,486,162 to $18,474,880. This decrease was attributable to redemptions of Class A Units totaling $3,146,082 and a net income of $134,800. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2021, the net asset value per Class A unit decreased 0.4% from $1,267.33 to $1,262.54, as compared to an increase of 0.2% in the second quarter of 2020. During the Partnership’s second quarter of 2021, the net asset value per Class D unit decreased 0.1% from $1,406.66 to $1,405.62, as compared to an increase of 0.5% in the second quarter of 2020. The Partnership experienced a net trading gain before fees and expenses and interest income in the second quarter of 2021 of $299,273. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the second quarter of 2020 of $547,647. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the second quarter of 2021, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during May and June as moderate market volatility in the S&P 500® Index provided profitable trading opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter.

During the Partnership’s six months ended June 30, 2021, the net asset value per Class A unit increased 0.6% from $1,254.68 to $1,262.54, as compared to a decrease of 0.8% in the six months ended June 30, 2020. During the Partnership’s six months ended June 30, 2021, the net asset value per Class D unit increased 1.2% from $1,388.41 to $1,405.62, as compared to a decrease of 0.2% in the six months ended June 30, 2020. The Partnership experienced a net trading gain before fees and expenses and interest income in the six months ended June 30, 2021 of $890,803. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the six months ended June 30, 2020 of $711,022. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. During the six month period ended June 30, 2021, the Partnership recorded gross trading gains in S&P 500® Index options. The most significant gains were achieved during February, March, May and June as the Partnership was able to profitably close out its ratio call and put spreads in multiple expirations due to market volatility over these periods. The Partnership recorded gross losses in January and April due to limited downside volatility which caused many ratio put spreads to expire worthless.

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

During the reporting period no interest income was earned. Wedbush and ADM do not and HSBC did not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and six months ended June 30, 2021 decreased by $14,434 and $80,581, respectively, as compared to the corresponding periods in 2020. The decrease in the three and six months ended June 30, 2021 in interest income is due to no balances maintained in T-Bills as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and six months ended June 30, 2021 decreased by $52,957 and $115,962, respectively, as compared to the corresponding periods in 2020. This decrease is due to lower average net assets during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2021 decreased by $231 and $25,605, respectively, as compared to the corresponding periods in 2020. The decrease in clearing fees is primarily due to the lower number of trades executed during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and six months ended June 30, 2021 decreased by $53,387 and $115,753, respectively, as compared to the corresponding periods in 2020. The decrease in advisory fees is due to lower average net assets during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2021 decreased by $26,694 and $57,878, respectively, as compared to the corresponding periods in 2020. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was no profit share allocation for the three and six months ended June 30, 2021 and no profit share allocation for the corresponding periods in 2020.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  June 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended June 30, 2021 and the twelve months ended December 31, 2020. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

As of June 30, 2021, the Partnership’s total capitalization was $18,474,880.

June 30, 2021

			Three months ended June 30, 2021**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$8,107,091	43.88%	$16,739,830	$—	$9,488,461
Total	$8,107,091	43.88%

As of December 31, 2020, the Partnership’s total capitalization was $21,486,162.

December 31, 2020

			Twelve months ended December 31, 2020**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$4,427,508	20.61%	$33,268,029	$—	$12,052,683
Total	$4,427,508	20.61%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The COVID-19 pandemic has not impacted the Partnership through June 30, 2021. The extent of the operational and financial impact the COVID-19 pandemic may have on the Partnership and its investment operations remains uncertain and is dependent on many variables, including its duration and spread, any related operational restrictions and the impact on the overall economy.  The Partnership is unable to predict how the COVID-19 pandemic will impact results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2021, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 – April 30, 2021	42.33	$1,258.37	N/A	N/A	N/A	N/A
May 1, 2021 – May 31, 2021	89.46	$1,263.74	N/A	N/A	N/A	N/A
June 1, 2021 – June 30, 2021	—	$1,262.54	N/A	N/A	N/A	N/A
Total	131.79	$1,262.01	N/A	N/A	N/A	N/A

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Sole Manager) (filed herewith).

32.1	Section 1350 Certification (Certification of Sole Manager) (filed herewith).

101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER WARRINGTON L.P.

By:	Warrington GP, LLC
(General Partner)

By:	/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	August 10, 2021