Form 10-Q
period 2021-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2021-11-09
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, 12,370.28 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2021	December 31, 2020
Assets:
Equity in trading account:
Cash	$16,943,984	$18,063,606
Cash margin	—	4,427,508
Options purchased, at fair value (cost $0 and $198,400 at September 30, 2021 and December 31, 2020, respectively)	—	129,600
Total trading equity	16,943,984	22,620,714
Total assets	$16,943,984	$22,620,714
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $0 and $211,888 at September 30, 2021 and December 31, 2020, respectively)	$—	$145,175
Accrued expenses:
Ongoing selling agent fees	27,468	36,712
Advisory fees	27,694	37,033
Administrative fees	13,847	18,516
Professional fees	93,937	15,694
Other	3,240	9,757
Redemptions payable	467,924	871,665
Total liabilities	634,110	1,134,552
Partners’ Capital:
General Partner, Class GP (137.22 and 137.22 unit equivalents outstanding at September 30, 2021 and December 31, 2020, respectively)	202,730	193,854
Limited Partners, Class A (12,417.60 and 16,648.54 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively)	15,696,741	20,888,654
Limited Partners, Class D (290.73 and 290.73 Redeemable Units outstanding at September 30, 2021 and December 31, 2020, respectively)	410,403	403,654
Total partners’ capital	16,309,874	21,486,162
Total liabilities and partners’ capital	$16,943,984	$22,620,714
Net asset value per unit:
Class A	$1,264.07	$1,254.68
Class D	$1,411.63	$1,388.41
Class GP	$1,477.50	$1,412.82

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2021

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls		$-	-
Puts		-	-
Total options purchased (cost $ -)		-	-
Written Options
Indices
Calls		-	-
Puts		-	-
Total written options (premium received $ -)		-	-
Net fair value		$-	-

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income:
Interest income	$—	$1,141	$—	$81,722
Expenses:
Ongoing selling agent fees	85,341	133,957	274,153	438,731
Clearing fees	96,632	99,329	230,927	259,229
Advisory fees	87,654	136,602	281,855	446,556
Administrative fees	43,827	68,300	140,927	223,278
Professional fees	71,463	74,390	214,389	223,167
Other	(665)	1,829	(1,996)	4,986
Total expenses	384,252	514,407	1,140,255	1,595,947
Net investment income (loss)	(384,252)	(513,266)	(1,140,255)	(1,514,225)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	409,293	267,055	1,266,883	966,152
Change in net unrealized gains (losses) on open contracts	(31,125)	29,900	2,088	41,825
Total trading results	378,168	296,955	1,268,971	1,007,977
Net income (loss) before allocation to Special Limited Partner	(6,084)	(216,311)	128,716	(506,248)
Allocation to Special Limited Partner	—	—	—	—
Net income (loss) available for pro rata distribution	$(6,084)	$(216,311)	$128,716	$(506,248)

Net income (loss) allocation by class:
Class A	$(10,582)	$(214,357)	$113,091	$(506,132)
Class D	$1,746	$(2,811)	$6,749	$(4,100)
Class GP	$2,752	$857	$8,876	$3,984
Net asset value per unit:
Class A (12,417.60 and 20,643.65 units outstanding at September 30, 2021 and 2020, respectively)	$1,264.07	$1,254.43	$1,264.07	$1,254.43
Class D (290.73 and 290.73 units outstanding at September 30, 2021 and 2020, respectively)	$1,411.63	$1,383.91	$1,411.63	$1,383.91
Class GP (137.22 and 137.22 units outstanding at September 30, 2021 and 2020, respectively)	$1,477.50	$1,395.07	$1,477.50	$1,395.07
Net income (loss) per unit:
Class A*	$1.53	$(10.05)	$9.39	$(20.77)
Class D*	$6.01	$(6.80)	$23.22	$(9.94)
Class GP*	$20.05	$6.25	$64.68	$29.00
Weighted average units outstanding:
Class A	13,684.04	21,251.31	14,596.05	23,111.81
Class D	290.73	397.48	290.73	405.51
Class GP	137.22	137.22	137.22	137.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.22	$21,486,162	17,076.49
Net Income (loss) available for pro rata distribution	123,673	—	5,003	—	6,124	—	134,800	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(3,146,082)	(2,497.45)	—	—	—	—	(3,146,082)	(2,497.45)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2021	$17,866,245	14,151.09	$408,657	290.73	$199,978	137.22	$18,474,880	14,579.04
Net income (loss) available for pro rata distribution	(10,582)	—	1,746	—	2,752	—	(6,084)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(2,158,922)	(1,733.49)	—	—	—	—	(2,158,922)	(1,733.49)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at September 30, 2021	$15,696,741	12,417.60	$410,403	290.73	$202,730	137.22	$16,309,874	12,845.55

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.22	$33,920,265	26,552.16
Net Income (loss) available for pro rata distribution	(291,775)	—	(1,289)	—	3,127	—	(289,937)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(5,653,122)	(4,481.12)	—	—	—	—	(5,653,122)	(4,481.12)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2020	$27,217,105	21,524.29	$569,539	409.53	$190,562	137.22	$27,977,206	22,071.04

Net income (loss) available for pro rata distribution	(214,357)	—	(2,811)	—	857	—	(216,311)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(1,106,634)	(880.64)	(164,384)	(118.80)	—	—	(1,271,018)	(999.44)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at September 30, 2020	$25,896,114	20,643.65	$402,344	290.73	$191,419	137.22	$26,489,877	21,071.60

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

    September 30, 2021

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2021.

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

During the three and nine months ended September 30, 2021, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2021

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at September 30, 2021 and December 31, 2020, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and changes in partners’ capital for the three and nine months ended September 30, 2021 and 2020. These financial statements present the results of interim periods and do not include all

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2021

(Unaudited)

disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2020. The December 31, 2020 information has been derived from the audited financial statements as of and for the year ended December 31, 2020.

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the three and nine months ended September 30, 2021 and 2020, the Partnership engaged in such trading through commodity brokerage accounts with Wedbush, ADM and HSBC.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2021

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$29.09	$32.46	$13.64	$15.03	$86.17	$95.77	$44.00	$48.34
Interest Income	0.00	0.00	0.05	0.05	0.00	0.00	3.19	3.48
Expenses	(27.56)	(26.45)	(23.74)	(21.88)	(76.78)	(72.55)	(67.96)	(61.76)
Increase (decrease) for the period	1.53	6.01	(10.05)	(6.80)	9.39	23.22	(20.77)	(9.94)
Net asset value per unit, beginning of period	1,262.54	1,405.62	1,264.48	1,390.71	1,254.68	1,388.41	1,275.20	1,393.85
Net asset value per unit, end of period	$1,264.07	$1,411.63	$1,254.43	$1,383.91	$1,264.07	$1,411.63	$1,254.43	$1,383.91

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(8.9)%	(7.5)%	(7.5)%	(6.7)%	(8.3)%	(7.0)%	(6.9)%	(5.8)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(8.9)%	(7.5)%	(7.5)%	(6.7)%	(8.3)%	(7.0)%	(6.9)%	(5.8)%
Operating expenses	8.9%	7.5%	7.5%	6.7%	8.3%	7.0%	7.2%	6.1%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Total expenses	8.9%	7.5%	7.5%	6.7%	8.3%	7.0%	7.2%	6.1%
Total return:
Total return before allocation to Special Limited Partner	0.1%	0.4%	(0.8)%	(0.5)%	0.8%	1.7%	(1.6)%	(0.7)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	—%	—%	—%
Total return after allocation to Special Limited Partner	0.1%	0.4%	(0.8)%	(0.5)%	0.8%	1.7%	(1.6)%	(0.7)%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios and total return are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2021

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended September 30, 2021 and 2020 were 219 and 702, and the nine months ended September 30, 2021 and 2020 were 275 and 396.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at September 30, 2021 and December 31, 2020, respectively:

Gross Amounts not Offset in the Statements of Financial Condition
September 30, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2021

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

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2021 and December 31, 2020, respectively:

September 30, 2021
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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2021

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Sector-Indices	2021		2020		2021		2020
Net realized gains (losses) on closed contracts	$409,293		$267,055		$1,266,883		$966,152
Change in net unrealized gains (losses) on open contracts	(31,125)		29,900		2,088		41,825
Total trading results	$378,168	***	$296,955	***	$1,268,971	***	$1,007,977	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the nine-month period ended September 30, 2021:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	226	$193,225	$211,888
Options written	3,311	3,548,217	618,544	24,443	24,372,595	12,031,850
Options exercised	(90)	(96,618)	(217,500)	(529)	(554,534)	(533,706)
Options expired	(3,036)	(3,261,697)	(339,869)	(17,471)	(17,280,821)	(8,621,312)
Options closed	(185)	(189,902)	(61,175)	(6,669)	(6,730,465)	(3,088,720)
Outstanding options, end of period	-	$-	$-	-	$-	$-

5.	Fair Value Measurements:

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

September 30, 2021

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). For the nine-month period ended September 30, 2021 and the twelve-month period ended December 31, 2020, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total September 30, 2021	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	—	—	—	—
Total assets	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$—	$—	$—	$—

	Total December 31, 2020	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$129,600	$129,600	$—	$—
Total assets	129,600	129,600	—	—
Liabilities
Written options	$145,175	$145,175	$—	$—
Total liabilities	145,175	145,175	—	—
Net fair value	$(15,575)	$(15,575)	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2021

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

September 30, 2021

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are generally its equity in its trading account (consisting of cash and cash margin, options purchased at fair value), prepaid expenses and other receivables and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first nine months of 2021.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2021, the Partnership’s capital decreased from $21,486,162 to $16,309,874. This decrease was attributable to redemptions of Class A Units totaling $5,305,004 and a net income of $128,716. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2021, the net asset value per Class A unit increased 0.1% from $1,262.54 to $1,264.07, as compared to a decrease of 0.8% in the third quarter of 2020. During the Partnership’s third quarter of 2021, the net asset value per Class D unit increased 0.4% from $1,405.62 to $1,411.63, as compared to a decrease of 0.5% in the third quarter of 2020. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2021 of $378,168. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2020 of $296,955. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the third quarter of 2021, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during August and September as moderate market volatility in the S&P 500® Index provided profitable trading opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter.

During the Partnership’s nine months ended September 30, 2021, the net asset value per Class A unit increased 0.8% from $1,254.68 to $1,264.07, as compared to a decrease of 1.6% in the nine months ended September 30, 2020. During the Partnership’s nine months ended September 30, 2021, the net asset value per Class D unit increased 1.7% from $1,388.41 to $1,411.63, as compared to a decrease of 0.7% in the nine months ended September 30, 2020. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2021 of $1,268,971. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2020 of $1,007,977. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. During the nine month period ended September 30, 2021, the Partnership recorded gross trading gains in S&P 500® Index options. The most significant gains were achieved during February, March, May, June, August and September as the Partnership was able to profitably close out its ratio call and put spreads in multiple expirations due to market volatility over these periods. The Partnership recorded gross losses in January, April and July due to limited downside volatility which caused many ratio put spreads to expire worthless.

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

During the reporting period no interest income was earned. Wedbush and ADM do not and HSBC did not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and nine months ended September 30, 2021 decreased by $1,141 and $81,722, respectively, as compared to the corresponding periods in 2020. The decrease in the three and nine months ended September 30, 2021 in interest income is due to no balances maintained in T-Bills as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and nine months ended September 30, 2021 decreased by $48,616 and $164,578, respectively, as compared to the corresponding periods in 2020. This decrease is due to lower average net assets during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2021 decreased by $2,697 and $28,302, respectively, as compared to the corresponding periods in 2020. The decrease in clearing fees is primarily due to the lower number of trades executed during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and nine months ended September 30, 2021 decreased by $48,948 and $164,701, respectively, as compared to the corresponding periods in 2020. The decrease in advisory fees is due to lower average net assets during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2021 decreased by $24,473 and $82,351, respectively, as compared to the corresponding periods in 2020. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was no profit share allocation for the three and nine months ended September 30, 2021 and no profit share allocation for the corresponding periods in 2020.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  September 30, 2021 and December 31, 2020, and the highest, lowest and average values during the three months ended September 30, 2021 and the twelve months ended December 31, 2020. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

As of September 30, 2021, the Partnership’s total capitalization was $16,309,874.

September 30, 2021

			Three months ended September 30, 2021**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$—	—	$16,954,751	$—	$8,893,431
Total	$—	—

As of December 31, 2020, the Partnership’s total capitalization was $21,486,162.

December 31, 2020

			Twelve months ended December 31, 2020**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$4,427,508	20.61%	$33,268,029	$—	$12,052,683
Total	$4,427,508	20.61%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The COVID-19 pandemic has not impacted the Partnership through September 30, 2021. The extent of the operational and financial impact the COVID-19 pandemic may have on the Partnership and its investment operations remains uncertain and is dependent on many variables, including its duration and spread, any related operational restrictions and the impact on the overall economy.  The Partnership is unable to predict how the COVID-19 pandemic will impact results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2021, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 – July 31, 2021	37.82	$1,242.07	N/A	N/A	N/A	N/A
August 1, 2021 - August 31, 2021	1,325.50	$1,240.30	N/A	N/A	N/A	N/A
September 1, 2021 - September 30, 2021	370.17	$1,264.07	N/A	N/A	N/A	N/A
Total	1,733.49	$1,245.42	N/A	N/A	N/A	N/A

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	November 9, 2021