Form 10-K
period 2021-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2022-03-16
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Limited Partnership Redeemable Units with an aggregate value of $17,866,245 of Class A and $408,657 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2022, 11,756.36 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

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

Auditor Firm Id:	410	Auditor Name:	Weaver and Tidwell, L.L.P.	Auditor Location:	24 Greenway Plaza, Suite 1800, Houston, TX 77046, USA

PART I

Item 1.	Business.
(a)	General Development of Business.

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

Subscriptions and redemptions of Redeemable Units and General Partner (as defined below) contributions and redemptions for the years ended December 31, 2021, 2020 and 2019 are reported in the Statements of Changes in Partners’ Capital on page 25 under “Item 8. Financial Statements and Supplementary Data.”

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2021.

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

During the twelve months ended December 31, 2021, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants.

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

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the twelve months ended December 31, 2021 and 2020, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wedbush, HSBC and ADM.

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

For the period January 1, 2021 through December 31, 2021, the approximate average market sector allocation for the Partnership was 100% stock indices.

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

Under the Wedbush and ADM Customer Agreements , the Partnership pays and, under the prior HSBC and Wells Fargo Customer Agreements, paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM, HSBC and Wells Fargo clearing fees,” the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush and ADM are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2021 and 2020 the amount of cash held for margin requirements at Wedbush and ADM was $0 and $2,459,727 and $0 and $1,967,781, respectively. Wedbush and ADM do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2021, was $15,892,075.

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

(f)	Reports to Security Holders.

Not applicable.

(g)	Enforceability of Civil Liabilities Against Foreign Persons.

Not applicable.

(h)	Smaller Reporting Companies.

Not applicable.

Item 1A.	Risk Relating to Our Business.

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

Impact of COVID-19 pandemic.

The COVID-19 pandemic has not materially impacted the Partnership through December 31, 2021. The extent of the operational and financial impact the COVID-19 pandemic has not been significant and is not expected to be significant in the absence of new variants which could have unpredictable effects.

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

Item 2.	Properties.

The Partnership does not own or lease any properties.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, the General Partner or its affiliates.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
(b)	Holders. The number of holders of Redeemable Units as of February 28, 2022, was 176 for Class A Units and 4 for Class D Units.
(c)	Dividends. The Partnership did not declare any distributions in 2021 or 2020. The Partnership does not intend to declare distributions in the foreseeable future.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.
(e)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2021, 2020, and 2019 there were no subscriptions of Class A or Class D Redeemable Units.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021– October 31, 2021	47.3160	$1,264.2983	N/A	N/A	N/A	N/A
November 1, 2021 – November 30, 2021	456.3526	$1,271.9253	N/A	N/A	N/A	N/A
December 1, 2021– December 31, 2021	18.6401	$1,283.3451	N/A	N/A	N/A	N/A
	522.3087	$1,271.6419	N/A	N/A

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

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, and total assets at December 31, 2021, 2020, 2019, 2018, and 2017  were as follows:

	2021	2020	2019	2018	2017
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $622,389, $895,391, $1,308,975, $1,892,555 and $2,102,870, respectively	$1,202,407	$562,386	$621,901	$2,830,293	$3,671,618
Interest income	—	82,500	578,712	590,691	295,297
	$1,202,407	$644,886	$1,200,613	$3,420,984	$3,966,915
Net income (loss) before allocation to Special Limited Partner	$375,107	$(507,960)	$(271,315)	$1,507,379	$1,650,430
Allocation to Special Limited Partner	$(816)	$—	$—	$(1,764)	$(453,819)
Net income (loss) after allocation to Special Limited Partner	$374,291	$(507,960)	$(271,315)	$1,505,615	$1,196,611
Increase (decrease) in net asset value per unit:
Class A	$28.67	$(20.52)	$(8.70)	$30.76	$18.21
Class D	$46.29	$(5.44)	$7.19	$45.22	$32.11
Class GP	$105.96	$46.75	$57.15	$93.13	$83.68
Net asset value per unit
Class A	$1,283.35	$1,254.68	$1,275.20	$1,283.90	$1,253.14
Class D	$1,434.70	$1,388.41	$1,393.85	$1,386.66	$1,341.44
Class GP	$1,518.78	$1,412.82	$1,366.07	$1,308.92	$1,215.79
Total assets	$15,988,475	$22,620,714	$35,947,224	$46,086,776	$60,344,765

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and U.S. government securities at fair value), and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year ended December 31, 2021.

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

From January 1, 2021 through December 31, 2021, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 48.1%.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as  Wedbush, ADM and/or HSBC, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wedbush, ADM or HSBC, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization. Effective September 30, 2020, the HSBC agreement was terminated. The HSBC Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at HSBC. The Partnership continues to be subject to such risks with respect to Wedbush and ADM.

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

Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances, including a decrease in net asset value per Redeemable Unit of any Class to less than $400 as of the close of trading on any business day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000. The Partnership is scheduled to terminate on December 31, 2025.

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may request that the Partnership redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2021, the Partnership’s capital decreased 26.0% from $21,486,162 to $15,892,075. This decrease was attributable to redemptions of 4,753.26 Class A Redeemable Units totaling $5,969,194, and no redemptions of Class D Redeemable Units or Class GP Redeemable Units. This decrease was partially offset by net income of $374,291, coupled with 0.54 Class GP unit equivalents from profit share allocations totaling $816. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

For the year ended December 31, 2021 the net asset value per Class A unit increased 2.3% from $1,254.68 to $1,283.35. For the year ended December 31, 2021, the net asset value per Class D unit increased 3.3% from $1,388.41 to $1,434.70. For the year ended December 31, 2020, the net asset value per Class A unit decreased 1.6% from $1,275.20 to $1,254.68. For the year ended December 31, 2020, the net asset value per Class D unit decreased 0.4% from $1,393.85 to $1,388.41. For the year ended December 31, 2019, the net asset value per Class A unit decreased 0.7% from $1,283.90 to $1,275.20. For the year ended December 31, 2019, the net asset value per Class D unit increased 0.5% from $1,386.66 to $1,393.85.

The Partnership experienced a net trading gain of $1,824,796 before fees and expenses and interest income for the year ended December 31, 2021. Gains were primarily attributable to the trading of the S&P 500® Index futures and S&P 500® Index puts. The net trading gain or loss for the Partnership is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

During 2021, the Partnership recorded gross trading profits during February, March, May, June, August, September, October, November and December. These profits were offset by trading losses incurred in January, April and July. The largest loss incurred was in July as a volatility expansion after a period of calm led to increased costs to hedge the portfolio. The largest gain of the year was recorded in February as a rally and subsequent sharp decline led to profits on long ratio put spreads.

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

Wedbush and ADM do not, and HSBC did not, pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and twelve months ended December 31, 2021 decreased by $778 and $82,500, respectively, as compared to the corresponding periods in 2020. The decrease in interest income is due to lower T-Bill rates and lower amounts of T-bills held during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2020. Interest income for the three and twelve months ended December 31, 2020 decreased by $155,891 and $496,212, respectively, as compared to the corresponding periods in 2019. The decrease in interest income is due to lower T-Bill rates and lower amounts of T-bills held during the three and twelve months ended December 31, 2020, as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and twelve months ended December 31, 2021 decreased by $38,601 and $203,179, respectively, as compared to the corresponding periods in 2020. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2020. Ongoing selling agent fees for the three and twelve months ended December 31, 2020 decreased by $45,065 and $217,851, respectively, as compared to the corresponding periods in 2019. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2020, as compared to the corresponding periods in 2019.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2021 decreased by $41,521 and $69,823, respectively, as compared to the corresponding periods in 2020. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2020. Clearing fees for the three and twelve months ended December 31, 2020 decreased by $44,740 and $195,733, respectively, as compared to the corresponding periods in 2019. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three and twelve months ended December 31, 2020, as compared to the corresponding periods in 2019.All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and twelve months ended December 31, 2021 decreased by $38,849 and $203,550, respectively, as compared to the corresponding periods in 2020. The decrease in advisor fees is due to lower average net assets during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2020. Advisory fees for the three and twelve months ended December 31, 2020 decreased by $63,477 and $231,353, respectively, as compared to the corresponding periods in 2019. The decrease in advisor fees is due to lower average net assets during the three and twelve months ended December 31, 2020, as compared to the corresponding periods in 2019.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2021 decreased by $19,425 and $101,776, respectively, as compared to the corresponding periods in 2020. The decrease in administrative fees for the three and twelve months ended December 31, 2021 is due to lower average net assets during the periods as compared to the corresponding periods in 2020. Administrative fees for the three and twelve months ended December 31, 2020 decreased by $31,739 and $115,675, respectively, as compared to the corresponding periods in 2019. The decrease in administrative fees for the three and twelve months ended December 31, 2020 is due to lower average net assets during the periods as compared to the corresponding periods in 2019.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. Special Limited Partner profit share allocations for the three and twelve months ended December 31, 2021 increased by $816 and $816, respectively, as compared to the corresponding periods in 2020. There were no profit share allocations for the three and twelve months ended December 31, 2020 and 2019.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2021 and 2020 were $288,512 and $298,354, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2021 and 2020 were ($4,209) and 6,169, respectively.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2021 and 2020, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2021, the Partnership’s total capitalization was $15,892,075.

December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$-	0.00%	$19,049,611	$—	$8,549,098
Total	$-	0.00%

As of December 31, 2020, the Partnership’s total capitalization was $21,486,162.

December 31, 2020

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$4,427,508	20.61%	$33,268,029	$—	$12,052,683
Total	$4,427,508	20.61%

*	Annual average of month-end Value at Risk.

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

The following was the primary trading risk exposure of the Partnership as of December 31, 2021, by market sector.

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

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2021, 2020 and 2019; Statements of Financial Condition at December 31, 2021 and 2020; Condensed Schedules of Investments at December 31, 2021 and 2020; Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019; Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019; and Notes to Financial Statements.

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of   December 31, 2021 based on the criteria referred to above.

Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Managed Futures Premier Warrington L.P. (the Partnership) as of December 31, 2021 and 2020, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion the financial statements present fairly in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Partnership’s auditor since 2017.

Fort Worth, Texas

March 16, 2022

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Assets:
Equity in trading account:
Cash (Note 3c)	$15,987,465	$18,063,606
Cash margin (Note 3c)	—	4,427,508
Options purchased, at fair value (cost $0 and $198,400 at December 31, 2021 and December 31, 2020, respectively)	—	129,600
Total trading equity	15,987,465	22,620,714
Other	1,010	—
Total assets	$15,988,475	$22,620,714
Liabilities and Partners’ Capital:
Liabilities:
Written options premium received, at fair value (premium $0 and $211,888 at December 31, 2021 and December 31, 2020, respectively)	$—	$145,175
Accrued expenses:
Ongoing selling agent fees (Note 3c)	25,861	36,712
Advisory fees (Note 3b)	26,245	37,033
Administrative fees (Note 3a)	13,122	18,516
Professional fees	7,250	15,694
Other	—	9,757
Redemptions payable (Note 5)	23,922	871,665
Total liabilities	96,400	1,134,552
Partners’ Capital: (Notes 1 and 5)
General Partner, Class GP (137.75 and 137.21 unit equivalents outstanding at December 31, 2021 and December 31, 2020, respectively)	209,210	193,854
Limited Partners, Class A (11,895.28 and 16,648.54 Redeemable Units outstanding at December 31, 2021 and December 31, 2020, respectively)	15,265,754	20,888,654
Limited Partners, Class D (290.73 and 290.73 Redeemable Units outstanding at December 31, 2021 and December 31, 2020, respectively)	417,111	403,654
Total partners’ capital	15,892,075	21,486,162
Total liabilities and partners’ capital	$15,988,475	$22,620,714
Net asset value per unit:
Class A	$1,283.35	$1,254.68
Class D	$1,434.70	$1,388.41
Class GP	$1,518.78	$1,412.82

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2021

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts		-	-
Total options purchased (cost $0)		-	-
Written Options
Indices
Puts		-	-
Total written options (premium received $0)		-	-
Net fair value		$-	-

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Investment Income:
Interest income (Note 3c)	$—	$82,500	$578,712
Expenses:
Ongoing selling agent fees (Note 3c)	351,823	555,002	772,853
Clearing fees	270,566	340,389	536,122
Advisory fees (Note 3b)	361,999	565,549	796,902
Administrative fees (Note 3a)	180,998	282,774	398,449
Professional fees	288,512	298,354	279,758
Other	(4,209)	6,169	(3,181)
Total expenses	1,449,689	2,048,237	2,780,903
Net investment income (loss)	(1,449,689)	(1,965,737)	(2,202,191)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,822,707	1,445,017	1,945,724
Change in net unrealized gains (losses) on open contracts	2,089	12,760	(14,848)
Total trading results	1,824,796	1,457,777	1,930,876
Net income (loss) before allocation to Special Limited Partner	375,107	(507,960)	(271,315)
Allocation to Special Limited Partner (Note 3b)	(816)	—	—
Net income (loss) available for pro rata distribution	$374,291	$(507,960)	$(271,315)
Net income (loss) allocation by class:
Class A	$346,294	$(511,589)	$(282,104)
Class D	$13,457	$(2,790)	$2,949
Class GP	$14,540	$6,419	$7,840
Net income (loss) per unit (Note 6):*
Class A	$28.67	$(20.52)	$(8.70)
Class D	$46.29	$(5.44)	$7.19
Class GP	$105.96	$46.75	$57.15
Weighted average units outstanding:
Class A	14,005.52	21,996.17	30,628.01
Class D	290.73	376.82	409.53
Class GP	137.21	137.21	137.21

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2021, 2020 and 2019

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2018	$44,598,789	34,737.09	$567,879	409.53	$179,595	137.21	$45,346,263	35,283.83
Net income (loss) available for pro rata distribution	(282,104)	—	2,949	—	7,840	—	(271,315)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(11,154,683)	(8,731.68)	—	—	—	—	(11,154,683)	(8,731.68)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.21	$33,920,265	26,552.15
Net income (loss) available for pro rata distribution	(511,589)	—	(2,790)	—	6,419	—	(507,960)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(11,761,759)	(9,356.87)	(164,384)	(118.80)	—	—	(11,926,143)	(9,475.67)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.21	$21,486,162	17,076.48
Net income (loss) available for pro rata distribution	346,294	—	13,457	—	14,540	—	374,291	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	816	0.54	816	0.54
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(5,969,194)	(4,753.26)	—	—	—	—	(5,969,194)	(4,753.26)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2021	$15,265,754	11,895.28	$417,111	290.73	$209,210	137.75	$15,892,075	12,323.76

Net Asset Value Per Unit:

	Class A	Class D	Class GP
2019	$1,275.20	$1,393.85	$1,366.07
2020	$1,254.68	$1,388.41	$1,412.82
2021	$1,283.35	$1,434.70	$1,518.78

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2021

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2021.

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

During the twelve months ended December 31, 2021, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants. During prior periods included in this report, the Partnership also engaged in futures and options trading through a commodity brokerage account maintained at HSBC Securities (USA) Inc. (“HSBC”). The Partnership paid HSBC trading fees for the clearing and, if applicable, execution of transactions. HSBC did not pay the partnership interest on excess cash balances. Effective September 30, 2020, the HSBC customer agreement was terminated. The HSBC Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at HSBC. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush and ADM.

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

b.

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses. The Partnership had no investments in U.S. government securities as of December 31, 2021 and 2020.

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2021 and 2020, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced at fair value using significant unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As such a rollforward of Level 3 derivative instruments was not presented, nor was a table presenting unobservable inputs used by management in the fair value measurement process. During the years ended December 31, 2021 and 2020, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$—	$—	$—	$—
Options purchased	—	—	—	—
Total assets	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$—	$—	$—	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$—	$—	$—	$—
Options purchased	129,600	129,600	—	—
Total assets	129,600	129,600	—	—
Liabilities
Written options	$145,175	$145,175	$—	$—
Total liabilities	145,175	145,175	—	—
Net fair value	$(15,575)	$(15,575)	$—	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2017 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.
g.

United States Treasury Bills. The fair value of T-Bills is determined monthly based on the T-Bills’ cost plus accrued interest, which approximates fair value. The Partnership held no T-Bills as of December 31, 2021 and 2020.

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

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management. Effective April 1, 2015, the Partnership entered into continuing services agreements with each of Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC and a selling agreement with Robert W. Baird & Co. Incorporated (“Baird”).

Under the Wedbush and ADM Customer Agreements, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM and HSBC clearing fees,” the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush and ADM are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2021 and 2020 the amount of cash held for margin requirements at Wedbush and ADM was $0 and $2,459,727 , and $0 and $1,967,781, respectively. Wedbush and ADM do not, and HSBC did not, pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Wedbush and ADM Customer Agreements give, and the HSBC and Wells Fargo Customer Agreements gave, the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All clearing fees paid to Wedbush, ADM and executing brokers, as applicable, are and all clearing fees paid to HSBC and Wells Fargo, were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the years ended December 31, 2021 and 2020 was 577 and 357, respectively.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2021 and 2020:

Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$129,600	$—	$129,600	$(145,175)	$—	$(15,575)
Total assets	129,600	—	129,600	(145,175)	—	(15,575)
Liabilities
Written options	$(145,175)	$—	$(145,175)	$145,175	$—	$—
Total liabilities	(145,175)	—	(145,175)	145,175	—	—
Net fair value						$(15,575)

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2021 and 2020:

	2021	2020
Assets
Options Purchased
Indices	$—	$129,600
Total options purchased	$—	$129,600	*

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2021		2020
Liabilities
Written Options
Indices	$—		$(145,175)
Total written options	$—	**	$(145,175)	**

**	This amount is included in “Written options, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2021, 2020 and 2019:

Sector - Indices	2021		2020		2019
Net realized gains (losses) on closed contracts	$1,822,707		$1,445,017		$1,945,724
Change in net unrealized gains (losses) on open contracts	2,089		12,760		(14,848)
Total trading results	$1,824,796	***	$1,457,777	***	$1,930,876	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the year ended December 31, 2021:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	226	$193,225	$211,888
Options written	5,460	6,124,786	668,366	50,798	52,808,695	15,136,942
Options exercised	(90)	(96,618)	(217,500)	(529)	(554,534)	(533,706)
Options expired	(4,800)	(5,385,760)	(365,629)	(42,566)	(44,316,571)	(11,398,804)
Options closed	(570)	(642,408)	(85,237)	(7,929)	(8,130,815)	(3,416,320)
Outstanding options, end of period	-	$-	$-	-	$-	$-

5.	Subscriptions, Distributions and Redemptions:

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

6.	Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2021	2020	2020	2019	2019
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$130.07	$144.86	$68.07	$74.94	$61.94	$67.28
Interest Income	-	-	3.23	3.53	18.71	20.32
Expenses and allocation to Special Limited Partner	(101.40)	(98.57)	(91.82)	(83.91)	(89.35)	(80.41)
Increase (decrease) for the period	28.67	46.29	(20.52)	(5.44)	(8.70)	7.19
Net asset value per unit, beginning of period	1,254.68	1,388.41	1,275.20	1,393.85	1,283.90	1,386.66
Net asset value per unit, end of period	$1,283.35	$1,434.70	$1,254.68	$1,388.41	$1,275.20	$1,393.85

	2021	2021	2020	2020	2019	2019
	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:
Net investment income (loss) **	(8.1)%	(6.8)%	(7.1)%	(5.9)%	(5.6)%	(4.3)%
Allocation to Special Limited Partner	—%	(0.2)%	—%	—%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner**	(8.1)%	(7.0)%	(7.1)%	(5.9)%	(5.6)%	(4.3)%
Operating expenses	8.1%	6.8%	7.4%	6.1%	7.1%	5.8%
Allocation to Special Limited Partner	—%	0.2%	—%	—%	—%	—%
Total expenses	8.1%	7.0%	7.4%	6.1%	7.1%	5.8%
Total return:
Total return before allocation to Special Limited Partner	2.3%	3.5%	(1.6)%	(0.4)%	(0.7)%	0.5%
Allocation to Special Limited Partner	—%	(0.2)%	—%	—%	—%	—%
Total return after allocation to Special Limited Partner	2.3%	3.3%	(1.6)%	(0.4)%	(0.7)%	0.5%

**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

9.       Selected Quarterly Financial Data (Unaudited):

Selected unaudited quarterly financial data for the years ended December 31, 2021 and 2020 are summarized below:

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021	For the period from April 1, 2021 to June 30, 2021	For the period from January 1, 2021 to March 31, 2021
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$438,516	$196,195	$141,633	$426,063
Net income (loss) before allocation to Special Limited Partner	$246,391	$(6,084)	$(67,159)	$201,959
Net income (loss) after allocation to Special Limited Partner	$245,575	$(6,084)	$(67,159)	$201,959
Increase (decrease) in net asset value per unit Class A	$19.28	$1.53	$(4.79)	$12.65
Increase (decrease) in net asset value per unit Class D	$23.07	$6.01	$(1.04)	$18.25

	For the period from October 1, 2020 to December 31, 2020	For the period from July 1, 2020 to September 30, 2020	For the period from April 1, 2020 to June 30, 2020	For the period from January 1, 2020 to March 31, 2020
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$253,147	$64,810	$351,253	$(24,324)
Net income (loss) before allocation to Special Limited Partner	$(1,712)	$(216,311)	$57,656	$(347,593)
Net income (loss) after allocation to Special Limited Partner	$(1,712)	$(216,311)	$57,656	$(347,593)
Increase (decrease) in net asset value per unit Class A	$0.25	$(10.05)	$2.71	$(13.43)
Increase (decrease) in net asset value per unit Class D	$4.50	$(6.80)	$7.25	$(10.39)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The executive officer of the General Partner is Scott C. Kimple (Sole Manager of the General Partner).

Scott C. Kimple, age 56, is the Founder, Principal, Sole Manager and Portfolio Manager of the Advisor. Mr. Kimple manages the Partnership’s portfolio. Mr. Kimple has been listed as a principal and registered as an associated person of the General Partner since December 15, 2014 and December 23, 2014, respectively, and listed as a principal and registered as an associated person of the Advisor since January 27, 2012 and January 30, 2012, respectively. Mr. Kimple also was registered as an associated person and listed as a principal of Warrington Mgt., L.P., a commodity trading advisor (“CTA”), from July 1995 until October 1996 and again from April 30, 1999 until April 24, 2013. Mr. Kimple also was a principal and an associated person of Warrington Advisors LLC, a CTA and commodity pool operator, from June 2008 through July 2011.

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

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2021, the General Partner earned $180,998 in administrative fees. As compensation for its services, the Partnership pays the Advisor advisory fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business.” For the year ended December 31, 2021, the Advisor earned $361,999 in advisory fees and $816 in profit share allocation was earned by the Special Limited Partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)	Security ownership of certain beneficial owners. As of February 28, 2022, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2021:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class GP unit equivalents	General Partner	$209,210	1.3%

(c)	Changes in control.

None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
(a)	Transactions with related persons. None.
(b)	Review, approval or ratification of transactions with related persons. Not applicable.
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
(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver and Tidwell LLP (“Weaver”) for the years ended December 31, 2021 and 2020, respectively, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2021	$77,702
2020	$77,750

(2)	Audit-Related Fees. None.
(3)

Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver for the years ended December 31, 2021 and 2020, respectively, for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2021	$22,500
2020	$21,600

(4)	All Other Fees. None.
(5)	Not Applicable.
(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2021 and 2020.

Condensed Schedules of Investments at December 31, 2021 and 2020.

Statements of Income and Expenses for the years ended December 31, 2021, 2020 and 2019.

Statements of Changes in Partners’ Capital for the years ended December 31, 2021, 2020 and 2019.

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

Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)
Warrington GP, LLC

Date: March 16, 2022