Form 10-Q
period 2022-03-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2022-05-10
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, 11,346.61 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Equity in trading account:
Cash	$3,320,792	$15,987,465
Cash margin	12,537,325	—
Options purchased, at fair value (cost $173,400 and $0 at March 31, 2022 and December 31, 2021, respectively)	191,400	—
Total trading equity	16,049,517	15,987,465
Other	757	1,010
Total assets	$16,050,274	$15,988,475
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium $174,150 and $0 at March 31, 2022 and December 31, 2021, respectively)	$161,625	$—
Accrued expenses:
Ongoing selling agent fees	25,683	25,861
Advisory fees	25,990	26,245
Administrative fees	12,995	13,122
Professional fees	55,482	7,250
Other	1,000	—
Redemptions payable	10,000	23,922
Total liabilities	292,775	96,400
Partners’ Capital:
General Partner, Class GP (138.08 and 137.75 unit equivalents outstanding at March 31, 2022 and December 31, 2021, respectively)	213,013	209,210
Limited Partners, Class A (11,748.59 and 11,895.28 Redeemable Units outstanding at March 31, 2022 and December 31, 2021, respectively)	15,125,304	15,265,754
Limited Partners, Class D (290.73 and 290.73 Redeemable Units outstanding at March 31, 2022 and December 31, 2021, respectively)	419,182	417,111
Total partners’ capital	15,757,499	15,892,075
Total liabilities and partners’ capital	$16,050,274	$15,988,475
Net asset value per unit:
Class A	$1,287.41	$1,283.35
Class D	$1,441.83	$1,434.70
Class GP	$1,542.63	$1,518.78

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

March 31, 2022

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	960	$191,400	1.21%
Total options purchased (cost $173,400)		191,400	1.21
Written Options
Indices
Calls	210	(1,425)	(0.01)
Puts	2640	(160,200)	(1.00)
Total written options (premium received $ 174,150)		(161,625)	(1.01)
Net fair value		$29,775	0.20%

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2021

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Calls	-	$-	-
Puts	-	-	-
Total options purchased (cost $ -)		-	-
Written Options
Indices
Calls	-	-	-
Puts	-	-	-
Total written options (premium received $ -)		-	-
Net fair value		$-	-

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Investment Income:
Interest income	$—	$—
Expenses:
Ongoing selling agent fees	75,769	99,203
Clearing fees	46,129	66,264
Advisory fees	78,493	102,205
Administrative fees	39,247	51,102
Professional fees	73,514	70,339
Other	252	458
Total expenses	313,404	389,571
Net investment income (loss)	(313,404)	(389,571)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	337,471	569,342
Change in net unrealized gains (losses) on open contracts	30,525	22,188
Total trading results	367,996	591,530
Net income (loss) before allocation to Special Limited Partner	54,592	201,959
Allocation to Special Limited Partner	(518)	—
Net income (loss) available for pro rata distribution	$54,074	$201,959

Net income (loss) allocation by class:
Class A	$48,718	$192,251
Class D	$2,071	$5,307
Class GP	$3,285	$4,401
Net asset value per unit:
Class A (11,748.59 and 14,282.88 units outstanding at March 31, 2022 and 2021, respectively)	$1,287.41	$1,267.33
Class D (290.73 and 290.73 units outstanding at March 31, 2022 and 2021, respectively)	$1,441.83	$1,406.66
Class GP (138.08 and 137.21 units outstanding at March 31, 2022 and 2021, respectively)	$1,542.63	$1,444.89
Net income (loss) per unit: (Note 6)
Class A*	$4.06	$12.65
Class D*	$7.13	$18.25
Class GP*	$23.85	$32.07
Weighted average units outstanding:
Class A	11,823.66	15,879.28
Class D	290.73	290.73
Class GP	137.75	137.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2022 and March 31, 2021

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2021	$15,265,754	11,895.28	$417,111	290.73	$209,210	137.75	$15,892,075	12,323.76
Net Income (loss) available for pro rata distribution	48,718	—	2,071	—	3,285	—	54,074	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	518	0.33	518	0.33
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(189,168)	(146.69)	—	—	—	—	(189,168)	(146.69)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2022	$15,125,304	11,748.59	$419,182	290.73	$213,013	138.08	$15,757,499	12,177.40

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.21	$21,486,162	17,076.48
Net Income (loss) available for pro rata distribution	192,251	—	5,307	—	4,401	—	201,959	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(2,979,760)	(2,365.66)	—	—	—	—	(2,979,760)	(2,365.66)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2021	$18,101,145	14,282.88	$408,961	290.73	$198,255	137.21	$18,708,361	14,710.82

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

       March 31, 2022

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2022.

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

During the three-month period ended March 31, 2022, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants.

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

March 31, 2022

(Unaudited)

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at March 31, 2022 and December 31, 2021, the results of its operations for the three months ended March 31, 2022 and 2021 and changes in partners’ capital for the three months ended March 31, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of and for the year ended December 31, 2021.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2022

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the three-month period ended March 31, 2022 and 2021, the Partnership engaged in such trading through commodity brokerage accounts with Wedbush and ADM.

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

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2022

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$29.85	$33.38	$36.70	$40.67
Interest Income	0.00	0.00	0.00	0.00
Expenses	(25.79)	(26.25)	(24.05)	(22.42)
Increase (decrease) for the period	4.06	7.13	12.65	18.25
Net asset value per unit, beginning of period	1,283.35	1,434.70	1,254.68	1,388.41
Net asset value per unit, end of period	$1,287.41	$1,441.83	$1,267.33	$1,406.66

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(8.1)%	(6.9)%	(8.0)%	(6.5)%
Allocation to Special Limited Partner	—%	(0.1)%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(8.1)%	(7.0)%	(8.0)%	(6.5)%
Operating expenses	8.1%	6.9%	8.0%	6.5%
Allocation to Special Limited Partner	—%	0.1%	—%	—%
Total expenses	8.1%	7.0%	8.0%	6.5%
Total return:
Total return before allocation to Special Limited Partner	0.3%	0.6%	1.0%	1.3%
Allocation to Special Limited Partner	—%	(0.1)%	—%	—%
Total return after allocation to Special Limited Partner	0.3%	0.5%	1.0%	1.3%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2022

(Unaudited)

The Wedbush Customer Agreement and the ADM Customer Agreement give the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wedbush and ADM,and other executing brokers, as applicable are borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended March 31, 2022 and 2021 were 1,650 and 171.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at March 31, 2022 and December 31, 2021, respectively:

				Gross Amounts not Offset in the Statements of Financial Condition
March 31, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$191,400	$—	$191,400	$(161,625)	$—	$29,775
Total assets	191,400	—	191,400	(161,625)	—	29,775
Liabilities
Written options	$(161,625)	$—	$(161,625)	$161,625	$—	$—
Total liabilities	(161,625)	—	(161,625)	161,625	—	—
Net fair value						$29,775

Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2022

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
Assets
Options purchased
Indices	$191,400
Total options purchased	$191,400	*
Liabilities
Written options
Indices	$(161,625)
Total written options	$(161,625)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statements of Financial Condition.

December 31, 2021
Assets
Options purchased
Indices	$—
Total options purchased	$—	*
Liabilities
Written options
Indices	$—
Total written options	$—	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
Sector-Indices	2022		2021
Net realized gains (losses) on closed contracts	$337,471		$569,342
Change in net unrealized gains (losses) on open contracts	30,525		22,188
Total trading results	$367,996	***	$591,530	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2022

(Unaudited)

The following table rolls forward the transactions in Options Written for the three-month period ended March 31, 2022:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	—	$—	$—
Options written	1,860	2,220,975	26,700	20,220	20,976,825	1,783,950
Options exercised
Options expired	(1,650)	(1,969,650)	(22,950)	(12,448)	(12,636,825)	(947,770)
Options closed				(5,132)	(5,533,200)	(665,780)
Outstanding options, end of period	210	$251,325	$3,750	2,640	$2,806,800	$170,400

5.	Fair Value Measurements:

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

March 31, 2022

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). For the three-month period ended March 31, 2022 and the twelve-month period ended December 31, 2021, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three months ended March 31, 2022 and the twelve months ended December 31, 2021, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total March 31, 2022	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$191,400	$191,400	$—	$—
Total assets	191,400	191,400	—	—
Liabilities
Written options	$161,625	$161,625	$—	$—
Total liabilities	161,625	161,625	—	—
Net fair value	$29,775	$29,775	$—	$—

	Total December 31, 2021	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$—	$—	$—	$—
Total assets	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$—	$—	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2022

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership had credit risk and concentration risk during the reporting period and prior periods included in this report, as Wedbush and ADM, or their affiliates, were the sole counterparties or brokers with respect to the Partnership’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through Wedbush and ADM, or their affiliates, the Partnership’s counterparty is an exchange or clearing organization.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

March 31, 2022

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are generally its equity in its trading account (consisting of cash and cash margin, options purchased at fair value), prepaid expenses and other receivables and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first three months of 2022.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2022, the Partnership’s capital decreased from $15,892,075 to $15,757,499. This decrease was attributable to redemptions of Class A Units totaling $189,168, net income of $54,074 and an allocation of redeemable units to the Special Limited Partner of $518. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the December 31, 2021 annual Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) on closed contracts and change in net unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2022, the net asset value per Class A unit increased 0.3% from $1,283.35 to $1,287.41, as compared to an increase of 1.0% in the first quarter of 2021. During the Partnership’s first quarter of 2022, the net asset value per Class D unit increased 0.5% from $1,434.70 to $1,441.83, as compared to an increase of 1.3% in the first quarter of 2021. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2022 of $367,996. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the first quarter of 2021 of $591,530. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the first quarter of 2022, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during January with moderate gains in February and March as increased market volatility in the S&P 500® Index provided profitable trading opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter.

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

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three months ended March 31, 2022 decreased by $23,434  as compared to the corresponding period in 2021. This decrease is due to lower average net assets during the three months ended March 31, 2022, as compared to the corresponding period in 2021.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2022 decreased by $20,135, as compared to the corresponding period in 2021. The decrease in clearing fees is primarily due to the lower number of trades executed during the three months ended March 31, 2022, as compared to the corresponding period in 2021. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three months ended March 31, 2022 decreased by $23,712, as compared to the corresponding period in 2021. The decrease in advisory fees is due to lower average net assets during the three months ended March 31, 2022, as compared to the corresponding period in 2021.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2022 decreased by $11,855, as compared to the corresponding period in 2021. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2022, as compared to the corresponding period in 2021.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was a $518 profit share allocation for the three months ended March 31, 2022 and no profit share allocation for the corresponding period in 2021.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  March 31, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended March 31, 2022 and the twelve months ended December 31, 2021. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

As of March 31, 2022, the Partnership’s total capitalization was $15,757,499.

March 31, 2022

			Three months ended March 31, 2022**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$12,537,325	79.56%	$12,537,325	$—	$3,237,883
Total	$12,537,325	79.56%

As of December 31, 2021, the Partnership’s total capitalization was $15,892,075.

December 31, 2021

			Twelve months ended December 31, 2021**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$—	—%	$19,049,611	$—	$8,549,098
Total	$—	—%

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The COVID-19 pandemic has not materially impacted the Partnership through December 31, 2021. The extent of the operational and financial impact the COVID-19 pandemic has not been significant and is not expected to be significant in the absence of new variants which could have unpredictable effects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2022, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	75.94	$1,289.76	N/A	N/A	N/A	N/A
February 1, 2022 - February 28, 2022	62.98	$1,289.53	N/A	N/A	N/A	N/A
March 1, 2022 - March 31, 2022	7.77	$1,287.41	N/A	N/A	N/A	N/A
Total	146.69	$1,289.54	N/A	N/A	N/A	N/A

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	May 10, 2022