Form 10-Q
period 2022-06-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2022-08-12
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, 11,033.98 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2022	December 31, 2021
Assets:
Equity in trading account:
Cash	$13,997,827	$15,987,465
Cash margin	1,526,029	—
Options purchased, at fair value (cost $21,000 and $0 at June 30, 2022 and December 31, 2021, respectively)	33,500	—
Total trading equity	15,557,356	15,987,465
Other	505	1,010
Total assets	$15,557,861	$15,988,475
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium $24,000 and $0 at June 30, 2022 and December 31, 2021, respectively)	$20,250	$—
Accrued expenses:
Ongoing selling agent fees	25,079	25,861
Advisory fees	25,348	26,245
Administrative fees	12,674	13,122
Professional fees	83,620	7,250
Other	1,000	—
Redemptions payable	302,613	23,922
Total liabilities	470,584	96,400
Partners’ Capital:
General Partner, Class GP (139.02 and 137.75 unit equivalents outstanding at June 30, 2022 and December 31, 2021, respectively)	220,333	209,210
Limited Partners, Class A (11,055.33 and 11,895.28 Redeemable Units outstanding at June 30, 2022 and December 31, 2021, respectively)	14,441,804	15,265,754
Limited Partners, Class D (290.73 and 290.73 Redeemable Units outstanding at June 30, 2022 and December 31, 2021, respectively)	425,140	417,111
Total partners’ capital	15,087,277	15,892,075
Total liabilities and partners’ capital	$15,557,861	$15,988,475
Net asset value per unit:
Class A	$1,306.32	$1,283.35
Class D	$1,462.31	$1,434.70
Class GP	$1,584.85	$1,518.78

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

June 30, 2022

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Options Purchased
Indices
Puts	200	$33,500	0.22%
Total options purchased (cost $21,000)		33,500	0.22
Written Options
Indices
Calls	300	(750)	(0.00)
Puts	600	(19,500)	(0.13)
Total written options (premium received $ 24,000)		(20,250)	(0.13)
Net fair value		$13,250	0.09%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income:
Interest income	$—	$—	$—	$—
Expenses:
Ongoing selling agent fees	74,252	89,609	150,021	188,812
Clearing fees	41,066	68,031	87,195	134,295
Advisory fees	76,833	91,996	155,326	194,201
Administrative fees	38,416	45,998	77,663	97,100
Professional fees	75,558	72,588	149,072	142,926
Other	252	(1,790)	505	(1,331)
Total expenses	306,377	366,432	619,782	756,003
Net investment income (loss)	(306,377)	(366,432)	(619,782)	(756,003)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	552,243	288,248	889,714	857,590
Change in net unrealized gains (losses) on open contracts	(14,275)	11,025	16,250	33,213
Total trading results	537,968	299,273	905,964	890,803
Net income (loss) before allocation to Special Limited Partner	231,591	(67,159)	286,182	134,800
Allocation to Special Limited Partner	(1,489)	—	(2,007)	—
Net income (loss) available for pro rata distribution	$230,102	$(67,159)	$284,175	$134,800

Net income (loss) allocation by class:
Class A	$218,313	$(68,578)	$267,030	$123,673
Class D	$5,958	$(304)	$8,029	$5,003
Class GP	$5,831	$1,723	$9,116	$6,124
Net asset value per unit:
Class A (11,055.33 and 14,151.09 units outstanding at June 30, 2022 and 2021, respectively)	$1,306.32	$1,262.54	$1,306.32	$1,262.54
Class D (290.73 and 290.73 units outstanding at June 30, 2022 and 2021, respectively)	$1,462.31	$1,405.62	$1,462.31	$1,405.62
Class GP (139.02 and 137.21 units outstanding at June 30, 2022 and 2021, respectively)	$1,584.85	$1,457.45	$1,584.85	$1,457.45
Net income (loss) per unit: (Note 3)
Class A*	$18.91	$(4.79)	$22.97	$7.86
Class D*	$20.48	$(1.04)	$27.61	$17.21
Class GP*	$42.22	$12.56	$66.07	$44.63
Weighted average units outstanding:
Class A	11,460.73	14,224.84	11,642.20	15,052.06
Class D	290.73	290.73	290.73	290.73
Class GP	138.08	137.22	137.92	137.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2021	$15,265,754	11,895.28	$417,111	290.73	$209,210	137.75	$15,892,075	12,323.76
Net Income (loss) available for pro rata distribution	48,718	—	2,071	—	3,285	—	54,074	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	518	0.33	518	0.33
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(189,168)	(146.69)	—	—	—	—	(189,168)	(146.69)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2022	$15,125,304	11,748.59	$419,182	290.73	$213,013	138.08	$15,757,499	12,177.40
Net income (loss) available for pro rata distribution	218,313	—	5,958	—	5,831	—	230,102	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	1,489	0.94	1,489	0.94
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(901,813)	(693.26)	—	—	—	—	(901,813)	(693.26)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2022	$14,441,804	11,055.33	$425,140	290.73	$220,333	139.02	$15,087,277	11,485.08
	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.21	$21,486,162	17,076.48
Net Income (loss) available for pro rata distribution	192,251	—	5,307	—	4,401	—	201,959	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(2,979,760)	(2,365.66)	—	—	—	—	(2,979,760)	(2,365.66)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at March 31, 2021	$18,101,145	14,282.88	$408,961	290.73	$198,255	137.21	$18,708,361	14,710.82
Net income (loss) available for pro rata distribution	(68,578)	—	(304)	—	1,723	—	(67,159)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(166,322)	(131.79)	—	—	—	—	(166,322)	(131.79)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2021	$17,866,245	14,151.09	$408,657	290.73	$199,978	137.21	$18,474,880	14,579.03

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

        June 30, 2022

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2022.

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

During the three and six months periods ended June 30, 2022, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants.

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

June 30, 2022

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at June 30, 2022 and December 31, 2021, the results of its operations for the three and six months ended June 30, 2022 and 2021 and changes in partners’ capital for the three and six months ended June 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of and for the year ended December 31, 2021.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2022

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the three and six month periods ended June 30, 2022 and 2021, the Partnership engaged in such trading through commodity brokerage accounts with Wedbush and ADM.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2022

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$44.86	$50.28	$20.38	$22.64	$74.71	$83.66	$57.08	$63.31
Interest Income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Expenses	(25.95)	(29.80)	(25.17)	(23.68)	(51.74)	(56.05)	(49.22)	(46.10)
Increase (decrease) for the period	18.91	20.48	(4.79)	(1.04)	22.97	27.61	7.86	17.21
Net asset value per unit, beginning of period	1,287.41	1,441.83	1,267.33	1,406.66	1,283.35	1,434.70	1,254.68	1,388.41
Net asset value per unit, end of period	$1,306.32	$1,462.31	$1,262.54	$1,405.62	$1,306.32	$1,462.31	$1,262.54	$1,405.62

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(8.0)%	(6.7)%	(8.0)%	(6.8)%	(8.1)%	(6.8)%	(7.9)%	(6.7)%
Allocation to Special Limited Partner	—%	(0.4)%	—%	—%	—%	(0.5)%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(8.0)%	(7.1)%	(8.0)%	(6.8)%	(8.1)%	(7.3)%	(7.9)%	(6.7)%
Operating expenses	8.0%	6.7%	8.0%	6.8%	8.1%	6.8%	7.9%	6.7%
Allocation to Special Limited Partner	—%	0.4%	—%	—%	—%	0.5%	—%	—%
Total expenses	8.0%	7.1%	8.0%	6.8%	8.1%	7.3%	7.9%	6.7%
Total return:
Total return before allocation to Special Limited Partner	1.5%	1.8%	(0.4)%	(0.1)%	1.8%	1.9%	0.6%	1.2%
Allocation to Special Limited Partner	—%	(0.4)%	—%	—%	—%	(0.5)%	—%	—%
Total return after allocation to Special Limited Partner	1.5%	1.4%	(0.4)%	(0.1)%	1.8%	1.4%	0.6%	1.2%

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2022

(Unaudited)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended June 30, 2022 and 2021 were 1,247 and 435, respectively.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at June 30, 2022 and December 31, 2021, respectively:

				Gross Amounts not Offset in the Statements of Financial Condition
June 30, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$33,500	$—	$33,500	$(20,250)	$—	$13,250
Total assets	33,500	—	33,500	(20,250)	—	13,250
Liabilities
Written options	$(20,250)	$—	$(20,250)	$20,250	$—	$—
Total liabilities	(20,250)	—	(20,250)	20,250	—	—
Net fair value						$13,250

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2022

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

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022
Assets
Options purchased
Indices	$33,500
Total options purchased	$33,500	*
Liabilities
Written options
Indices	$(20,250)
Total written options	$(20,250)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statements of Financial Condition.

December 31, 2021
Assets
Options purchased
Indices	$—
Total options purchased	$—	*
Liabilities
Written options
Indices	$—
Total written options	$—	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2022

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Sector-Indices	2022		2021		2022		2021
Net realized gains (losses) on closed contracts	$552,243		$288,248		$889,714		$857,590
Change in net unrealized gains (losses) on open contracts	(14,275)		11,025		16,250		33,213
Total trading results	$537,968	***	$299,273	***	$905,964	***	$890,803	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the six-month period ended June 30, 2022:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	—	$—	$—
Options written	2,520	2,978,625	33,600	36,805	37,025,988	3,425,575
Options exercised				(60)	(64,350)	(18,000)
Options expired	(2,220)	(2,648,625)	(30,600)	(24,893)	(24,770,013)	(2,128,595)
Options closed				(11,252)	(11,677,875)	(1,257,980)
Outstanding options, end of period	300	$330,000	$3,000	600	$513,750	$21,000

5.	Fair Value Measurements:

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

June 30, 2022

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). For the three and six-month period ended June 30, 2022 and the twelve-month period ended December 31, 2021, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three and six months ended June 30, 2022 and the twelve months ended December 31, 2021, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total June 30, 2022	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$33,500	$33,500	$—	$—
Total assets	33,500	33,500	—	—
Liabilities
Written options	$20,250	$20,250	$—	$—
Total liabilities	20,250	20,250	—	—
Net fair value	$13,250	$13,250	$—	$—

	Total December 31, 2021	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$—	$—	$—	$—
Total assets	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$—	$—	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

June 30, 2022

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

June 30, 2022

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are generally its equity in its trading account (consisting of cash and cash margin, options purchased at fair value), prepaid expenses and other receivables and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first six months of 2022.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2022, the Partnership’s capital decreased from $15,892,075 to $15,087,277. This decrease was attributable to redemptions of Class A Units totaling $1,090,981, net income of $284,175 and an allocation of redeemable units to the Special Limited Partner of $2,007.  Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2022, the net asset value per Class A unit increased 1.5% from $1,287.41 to $1,306.32, as compared to a decrease of 0.4% in the second quarter of 2021. During the Partnership’s second quarter of 2022, the net asset value per Class D unit increased 1.4% from $1,441.83 to $1,462.31, as compared to a decrease of 0.1% in the second quarter of 2021. The Partnership experienced a net trading gain before fees and expenses and interest income in the second quarter of 2022 of $537,968. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the second quarter of 2021 of $299,273. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the second quarter of 2022, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during April and June with moderate gains in May as increased market volatility in the S&P 500® Index provided profitable trading opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter.

During the Partnership’s six months ended June 30, 2022, the net asset value per Class A unit increased 1.8% from $1,283.35 to $1,306.32, as compared to an increase of 0.6% in the six months ended June 30, 2021. During the Partnership’s six months ended June 30, 2022, the net asset value per Class D unit increased 1.9% from $1,434.70 to $1,462.31, as compared to an increase of 1.2% in the six months ended June 30, 2021. The Partnership experienced a net trading gain before fees and expenses and interest income in the six months ended June 30, 2022 of $905,964. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the six months ended June 30, 2021 of $890,803. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. During the six month period ended June 30, 2022, the Partnership recorded gross trading gains in S&P 500® Index options. Gains were achieved in all months with the most significant being January, April and June as the Partnership was able to profitably close out its ratio call and put spreads in multiple expirations due to market volatility over these periods.

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

During the reporting period no interest income was earned. Wedbush and ADM did not pay interest on assets maintained in cash in the Partnership’s brokerage accounts for the three and six months ended June 30, 2022 and 2021.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and six months ended June 30, 2022 decreased by $15,357 and $38,791,  as compared to the corresponding periods in 2021. This decrease is due to lower average net assets during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2022 decreased by $26,965 and $47,100, as compared to the corresponding periods in 2021. The decrease in clearing fees is primarily due to the lower number of trades executed during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and six months ended June 30, 2022 decreased by $15,163 and $38,875, as compared to the corresponding periods in 2021. The decrease in advisory fees is due to lower average net assets during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2022 decreased by $7,582 and $19,437, as compared to the corresponding periods in 2021. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was an increase in profit share of $1,489 and $2,007 for the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  June 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended June 30, 2022 and the twelve months ended December 31, 2021. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

As of June 30, 2022, the Partnership’s total capitalization was $15,087,277.

June 30, 2022

			Three months ended June 30, 2022**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$1,526,029	10.11%	$10,826,102	$—	$2,953,636
Total	$1,526,029	10.11%

As of December 31, 2021, the Partnership’s total capitalization was $15,892,075.

December 31, 2021

			Twelve months ended December 31, 2021**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$—	—	$19,049,611	$—	$8,549,098
Total	$—	—

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The COVID-19 pandemic has not materially impacted the Partnership through June 30, 2022. The extent of the operational and financial impact the COVID-19 pandemic has not been significant and is not expected to be significant in the absence of new variants which could have unpredictable effects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2022, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	401.99	$1,298.25	N/A	N/A	N/A	N/A
May 1, 2022 - May 31, 2022	59.62	$1,296.80	N/A	N/A	N/A	N/A
June 1, 2022 - June 30, 2022	231.65	$1,306.32	N/A	N/A	N/A	N/A
Total	693.26	$1,300.82	N/A	N/A	N/A	N/A

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	August 12, 2022