Form 10-Q
period 2022-09-30
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2022-11-10
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, 10,837.26 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

MANAGED FUTURES PREMIER WARRINGTON L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2022	December 31, 2021
Assets:
Equity in trading account:
Cash	$9,613,291	$15,987,465
Cash margin	465,700	—
Investments in U.S. government securities, at fair value (Cost $4,908,934 and $0 at September 30, 2022 and December 31, 2021, respectively)	4,930,337	—
Total trading equity	15,009,328	15,987,465
Other	253	1,010
Total assets	$15,009,581	$15,988,475
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium $2,600 and $0 at September 30, 2022 and December 31, 2021, respectively)	$1,087	$—
Accrued expenses:
Ongoing selling agent fees	24,195	25,861
Advisory fees	24,412	26,245
Administrative fees	12,206	13,122
Professional fees	114,634	7,250
Other	1,000	—
Redemptions payable	137,926	23,922
Total liabilities	315,460	96,400
Partners’ Capital:
General Partner, Class GP (139.02 and 137.75 unit equivalents outstanding at September 30, 2022 and December 31, 2021, respectively)	221,395	209,210
Limited Partners, Class A (10,837.26 and 11,895.28 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively)	14,049,532	15,265,754
Limited Partners, Class D (290.73 and 290.73 Redeemable Units outstanding at September 30, 2022 and December 31, 2021, respectively)	423,194	417,111
Total partners’ capital	14,694,121	15,892,075
Total liabilities and partners’ capital	$15,009,581	$15,988,475
Net asset value per unit:
Class A	$1,296.41	$1,283.35
Class D	$1,455.62	$1,434.70
Class GP	$1,592.49	$1,518.78

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

September 30, 2022

(Unaudited)

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States Government

Treasury Bill 0% due November 3, 2022	$1,250,000	$1,247,239	8.48%
Treasury Bill 0% due February 2, 2023	$1,250,000	$1,237,342	8.42%
Treasury Bill 0% due May 18, 2023	$1,250,000	$1,226,384	8.35%
Treasury Bill 0% due July 13, 2023	$1,250,000	$1,219,372	8.30%

Total investments in U.S. government securities at fair value (cost $4,908,934)		$4,930,337	33.55%

	Number of Contracts	Fair Value	% of Partners’ Capital
Written Options
Indices
Calls	235	$(1,087)	(0.01)%
Total written options (premium received $ 2,600)		(1,087)	(0.01)
Net fair value		$(1,087)	(0.01)%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income:
Interest income	$21,404	$—	$21,404	$—
Expenses:
Ongoing selling agent fees	71,107	85,341	221,128	274,153
Clearing fees	51,496	96,632	138,691	230,927
Advisory fees	73,581	87,654	228,907	281,855
Administrative fees	36,791	43,827	114,454	140,927
Professional fees	79,277	71,463	228,349	214,389
Other	521	(665)	1,025	(1,996)
Total expenses	312,773	384,252	932,554	1,140,255
Net investment income (loss)	(291,369)	(384,252)	(911,150)	(1,140,255)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	195,397	409,293	1,085,111	1,266,883
Change in net unrealized gains (losses) on open contracts	(14,738)	(31,125)	1,512	2,088
Total trading results	180,659	378,168	1,086,623	1,268,971
Net income (loss) before allocation to Special Limited Partner	(110,710)	(6,084)	175,473	128,716
Allocation to Special Limited Partner	—	—	(2,007)	—
Net income (loss) available for pro rata distribution	$(110,710)	$(6,084)	$173,466	$128,716

Net income (loss) allocation by class:
Class A	$(109,826)	$(10,582)	$157,205	$113,091
Class D	$(1,946)	$1,746	$6,083	$6,749
Class GP	$1,062	$2,752	$10,178	$8,876
Net asset value per unit:
Class A (10,837.26 and 12,417.60 units outstanding at September 30, 2022 and 2021, respectively)	$1,296.41	$1,264.07	$1,296.41	$1,264.07
Class D (290.73 and 290.73 units outstanding at September 30, 2022 and 2021, respectively)	$1,455.62	$1,411.63	$1,455.62	$1,411.63
Class GP (139.02 and 137.22 units outstanding at September 30, 2022 and 2021, respectively)	$1,592.49	$1,477.50	$1,592.49	$1,477.50
Net income (loss) per unit: (Note 3)
Class A*	$(9.91)	$1.53	$13.06	$9.39
Class D*	$(6.69)	$6.01	$20.92	$23.22
Class GP*	$7.64	$20.05	$73.71	$64.68
Weighted average units outstanding:
Class A	11,010.99	13,684.04	11,431.79	14,596.05
Class D	290.73	290.73	290.73	290.73
Class GP	139.02	137.22	138.28	137.22

*	Based on the change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2021	$15,265,754	11,895.28	$417,111	290.73	$209,210	137.75	$15,892,075	12,323.76
Net Income (loss) available for pro rata distribution	267,031	—	8,029	—	9,116	—	284,176	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	2,007	1.27	2,007	1.27
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(1,090,981)	(839.96)	—	—	—	—	(1,090,981)	(839.96)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2022	$14,441,804	11,055.32	$425,140	290.73	$220,333	139.02	$15,087,277	11,485.07
Net income (loss) available for pro rata distribution	(109,826)	—	(1,946)	—	1,062	—	(110,710)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(282,446)	(218.06)	—	—	—	—	(282,446)	(218.06)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at September 30, 2022	$14,049,532	10,837.26	$423,194	290.73	$221,395	139.02	$14,694,121	11,267.01

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.22	$21,486,162	17,076.49
Net Income (loss) available for pro rata distribution	123,673	—	5,003	—	6,124	—	134,800	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(3,146,082)	(2,497.45)	—	—	—	—	(3,146,082)	(2,497.45)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at June 30, 2021	$17,866,245	14,151.09	$408,657	290.73	$199,978	137.22	$18,474,880	14,579.04
Net income (loss) available for pro rata distribution	(10,582)	—	1,746	—	2,752	—	(6,084)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions - Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(2,158,922)	(1,733.49)	—	—	—	—	(2,158,922)	(1,733.49)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at September 30, 2021	$15,696,741	12,417.60	$410,403	290.73	$202,730	137.22	$16,309,874	12,845.55

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

        September 30, 2022

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2022.

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

During the three and nine months periods ended September 30, 2022, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants.

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

September 30, 2022

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition and condensed schedule of investments at September 30, 2022 and December 31, 2021, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and changes in partners’ capital for the three and nine months ended September 30, 2022 and 2021. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the SEC as of and for the year ended December 31, 2021. The December 31, 2021 information has been derived from the audited financial statements as of and for the year ended December 31, 2021.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2022

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

The Partnership’s trading of futures and options contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the three and nine month periods ended September 30, 2022 and 2021, the Partnership engaged in such trading through commodity brokerage accounts with Wedbush and ADM.

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

The Partnership’s investments in U.S. government securities as of September 30, 2022 consist of short-term T -Bills. The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2022

(Unaudited)

3.	Financial Highlights:

Financial highlights for each Limited Partner Class for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$15.76	$17.66	$29.09	$32.46	$90.47	$101.32	$86.17	$95.77
Interest Income	1.87	2.10	0.00	0.00	1.87	2.10	0.00	0.00
Expenses	(27.54)	(26.45)	(27.56)	(26.45)	(79.28)	(82.50)	(76.78)	(72.55)
Increase (decrease) for the period	(9.91)	(6.69)	1.53	6.01	13.06	20.92	9.39	23.22
Net asset value per unit, beginning of period	1,306.32	1,462.31	1,262.54	1,405.62	1,283.35	1,434.70	1,254.68	1,388.41
Net asset value per unit, end of period	$1,296.41	$1,455.62	$1,264.07	$1,411.63	$1,296.41	$1,455.62	$1,264.07	$1,411.63

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class D	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:*
Net investment income (loss)**	(7.9)%	(6.6)%	(8.9)%	(7.5)%	(8.0)%	(6.8)%	(8.3)%	(7.0)%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	(0.5)%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner	(7.9)%	(6.6)%	(8.9)%	(7.5)%	(8.0)%	(7.3)%	(8.3)%	(7.0)%
Operating expenses	8.5%	7.2%	8.9%	7.5%	8.2%	7.0%	8.3%	7.0%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	0.5%	—%	—%
Total expenses	8.5%	7.2%	8.9%	7.5%	8.2%	7.5%	8.3%	7.0%
Total return:
Total return before allocation to Special Limited Partner	(0.8)%	(0.5)%	0.1%	0.4%	1.0%	1.9%	0.8%	1.7%
Allocation to Special Limited Partner	—%	—%	—%	—%	—%	(0.5)%	—%	—%
Total return after allocation to Special Limited Partner	(0.8)%	(0.5)%	0.1%	0.4%	1.0%	1.4%	0.8%	1.7%

*	Annualized (except allocation to Special Limited Partner, if applicable).
**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios and total return are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2022

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

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) paid to Wedbush, ADM, and other executing brokers, as applicable are borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the three months ended September 30, 2022 and 2021 were 1,412 and 219, respectively, and the nine months ended September 30, 2022 and 2021 were 1,436 and 275, respectively.

The following tables present the gross and net information about investments eligible for offset in the Statements of Financial Condition at September 30, 2022 and December 31, 2021, respectively:

				Gross Amounts not Offset in the Statements of Financial Condition
September 30, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$(1,087)	$—	$(1,087)	$—	$—	$(1,087)
Total liabilities	(1,087)	—	(1,087)	—	—	(1,087)
Net fair value						$(1,087)

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2022

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

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
Assets
Options purchased
Indices	$—
Total options purchased	$—	*
Liabilities
Written options
Indices	$(1,087)
Total written options	$(1,087)	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statements of Financial Condition.

December 31, 2021
Assets
Options purchased
Indices	$—
Total options purchased	$—	*
Liabilities
Written options
Indices	$—
Total written options	$—	**

*	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
**	This amount is in “Written options, at fair value” on the Statements of Financial Condition.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2022

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Sector-Indices	2022		2021		2022		2021
Net realized gains (losses) on closed contracts	$195,397		$409,293		$1,085,111		$1,266,883
Change in net unrealized gains (losses) on open contracts	(14,738)		(31,125)		1,512		2,088
Total trading results	$180,659	***	$378,168	***	$1,086,623	***	$1,268,971	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the nine-month period ended September 30, 2022:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	—	$—	$—
Options written	4,155	4,766,563	51,981	59,660	57,751,875	4,249,550
Options exercised				(60)	(64,350)	(18,000)
Options expired	(3,920)	(4,519,500)	(49,381)	(46,188)	(44,035,775)	(2,812,020)
Options closed				(13,412)	(13,651,750)	(1,419,530)
Outstanding options, end of period	235	$247,063	$2,600	-	$-	$-

5.	Fair Value Measurements:

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

September 30, 2022

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). For the three and nine-month periods ended September 30, 2022 and the twelve-month period ended December 31, 2021, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Any transfers between levels are recognized at the beginning of the period. During the three and nine months ended September 30, 2022 and the twelve months ended December 31, 2021, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Total September 30, 2022	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$4,930,337	$—	$4,930,337	$—
Options purchased	$—	$—	$—	$—
Total assets	4,930,337	—	4,930,337	—
Liabilities
Written options	$1,087	$1,087	$—	$—
Total liabilities	1,087	1,087	—	—
Net fair value	$4,929,250	$(1,087)	$4,930,337	$—

	Total December 31, 2021	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Options purchased	$—	$—	$—	$—
Total assets	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$—	$—	$—	$—

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

September 30, 2022

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

September 30, 2022

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are generally its equity in its trading account (consisting of cash and cash margin, options purchased at fair value), prepaid expenses and other receivables and investments in U.S. government securities, at fair value. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first nine months of 2022.

The Partnership’s capital consists of capital contributions of its partners, as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2022, the Partnership’s capital decreased from $15,892,075 to $14,694,121. This decrease was attributable to redemptions of Class A Units totaling $1,373,427 net income of $173,466 and an allocation of redeemable units to the Special Limited Partner of $2,007.  Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2022, the net asset value per Class A unit decreased 0.8% from $1,306.32 to $1,296.41, as compared to an increase of 0.1% in the third quarter of 2021. During the Partnership’s third quarter of 2022, the net asset value per Class D unit decreased 0.5% from $1,462.31 to $1,455.62, as compared to an increase of 0.4% in the third quarter of 2021. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2022 of $180,659. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the third quarter of 2021 of $378,168. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Futures, S&P 500® Index Calls and S&P 500® Index Puts.

During the third quarter of 2022, the Partnership recorded gross trading gains in the S&P 500® Index. The most significant gains were achieved during August and September with moderate losses in July as increased market volatility in the S&P 500® Index provided profitable trading opportunities. The Partnership used positions at multiple expiration dates to capture gains and aggregate to a positive gross return for the quarter.

During the Partnership’s nine months ended September 30, 2022, the net asset value per Class A unit increased 1.0% from $1,283.35 to $1,296.41, as compared to an increase of 0.8% in the nine months ended September 30, 2021. During the Partnership’s nine months ended September 30, 2022, the net asset value per Class D unit increased 1.5% from $1,434.70 to $1,455.62, as compared to an increase of 1.7% in the nine months ended September 30, 2021. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2022 of $1,086,623. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. The Partnership experienced a net trading gain before fees and expenses and interest income in the nine months ended September 30, 2021 of $1,268,971. Gains were primarily attributable to the trading of commodity futures in the S&P 500® Index Calls and the S&P 500® Index Puts. During the nine month period ended September 30, 2022, the Partnership recorded gross trading gains in S&P 500® Index options. Gains were achieved in all months except July with the most significant being January, April, June and September as the Partnership was able to profitably close out its ratio call and put spreads in multiple expirations due to market volatility over these periods.

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

During the reporting period interest income for the three and nine months ended September 30, 2022 increased by $21,404 and $21,404, as compared to the corresponding periods in 2021. Wedbush and ADM did not pay interest on assets maintained in cash in the Partnership’s brokerage accounts. All interest was earned on investments in U.S. Treasury Bills.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and nine months ended September 30, 2022 decreased by $14,234 and $53,025,  as compared to the corresponding periods in 2021. This decrease is due to lower average net assets during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2022 decreased by $45,136 and $92,236, as compared to the corresponding periods in 2021. The decrease in clearing fees is primarily due to the lower number of trades executed during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and nine months ended September 30, 2022 decreased by $14,073 and $52,948, as compared to the corresponding periods in 2021. The decrease in advisory fees is due to lower average net assets during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2022 decreased by $7,036 and $26,473, as compared to the corresponding periods in 2021. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021.

Special Limited Partner profit share allocations are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the limited partnership agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. There was an increase in profit share of $0 and $2,007 for the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of  September 30, 2022 and December 31, 2021, and the highest, lowest and average values during the three months ended September 30, 2022 and the twelve months ended December 31, 2021. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

As of September 30, 2022, the Partnership’s total capitalization was $14,694,121.

September 30, 2022

			Three months ended September 30, 2022**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$465,700	3.17%	$6,953,659	$167,445	$2,691,778
Total	$465,700	3.17%

As of December 31, 2021, the Partnership’s total capitalization was $15,892,075.

December 31, 2021

			Twelve months ended December 31, 2021**
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Indices	$—	—	$19,049,611	$—	$8,549,098
Total	$—	—

*	Average of month-end Values at Risk.
**	Based upon daily Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership or the General Partner.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The COVID-19 pandemic has not materially impacted the Partnership through September 30, 2022. The extent of the operational and financial impact the COVID-19 pandemic has not been significant and is not expected to be significant in the absence of new variants which could have unpredictable effects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2022, there were no subscriptions of Class A or Class D Redeemable Units.

The following chart sets forth the purchases of Redeemable Units by the Partnership:

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	21.35	$1,293.83	N/A	N/A	N/A	N/A
August 1, 2022 - August 31, 2022	90.32	$1,294.20	N/A	N/A	N/A	N/A
September 1, 2022 - September 30, 2022	106.39	$1,296.41	N/A	N/A	N/A	N/A
Total	218.06	$1,295.24	N/A	N/A	N/A	N/A

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
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)

Date:	November 10, 2022