Form 10-K
period 2022-12-31
MANAGED FUTURES PREMIER WARRINGTON L.P.
filed 2023-03-10
CIK 1353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Limited Partnership Redeemable Units with an aggregate value of $14,441,804 of Class A and $425,140 of Class D were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2023, 10,250.04 Limited Partnership Class A Redeemable Units were outstanding and 290.73 Limited Partnership Class D Redeemable Units were outstanding.

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

Subscriptions and redemptions of Redeemable Units and General Partner (as defined below) contributions and redemptions for the years ended December 31, 2022, 2021 and 2020 are reported in the Statements of Changes in Partners’ Capital on page 25 under “Item 8. Financial Statements and Supplementary Data.”

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2022.

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

During the twelve months ended December 31, 2022, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants.

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

The Partnership’s trading of futures and option contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges. At various times during the twelve months ended December 31, 2022 and 2021, the Partnership engaged in such trading through commodity brokerage accounts maintained with Wedbush and ADM.

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

For the period January 1, 2022 through December 31, 2022, the approximate average market sector allocation for the Partnership was 100% stock indices.

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

Under the Wedbush and ADM Customer Agreements , the Partnership pays and, under the prior HSBC Agreement, paid trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM, and HSBC clearing fees,” the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush and ADM are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2022 and 2021 the amount of cash held for margin requirements at Wedbush and ADM was $0 and $0 and $0 and $0, respectively. Wedbush and ADM do not pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s capital as of December 31, 2022, was $14,312,369.

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

Impact of COVID-19 pandemic.

The impact of the COVID-19 pandemic has not been significant and is not expected to be significant in the absence of new variants which could have unpredictable effects.

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

Item 2.	Properties.

The Partnership does not own or lease any properties.

Item 3.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership, the General Partner or its affiliates.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.
(b)	Holders. The number of holders of Redeemable Units as of February 28, 2023, was 145 for Class A Units and 4 for Class D Units.
(c)	Dividends. The Partnership did not declare any distributions in 2022 or 2021. The Partnership does not intend to declare distributions in the foreseeable future.
(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.
(e)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2022, 2021, and 2020 there were no subscriptions of Class A or Class D Redeemable Units.

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

Proceeds from additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures and option contracts.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	Class D (a) Total Number of Shares (or Redeemable Units) Purchased*	Class D (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022– October 31, 2022	-	$1,291.4219	N/A	N/A	N/A	N/A
November 1, 2022 – November 30, 2022	181.0960	$1,283.6897	N/A	N/A	N/A	N/A
December 1, 2022– December 31, 2022	49.3210	$1,288.5692	N/A	N/A	N/A	N/A
	230.4170	$1,284.7342	N/A	N/A

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

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, and total assets at December 31, 2022, 2021, 2020, 2019, and 2018,   were as follows:

	2022	2021	2020	2019	2018
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent and clearing fees of $465,676, $622,389, $895,391, $1,308,975, and $1,892,555, respectively	$788,628	$1,202,407	$562,386	$621,901	$2,830,293
Interest income	61,191	—	82,500	578,712	590,691
	$849,819	$1,202,407	$644,886	$1,200,613	$3,420,984
Net income (loss) before allocation to Special Limited Partner	$89,746	$375,107	$(507,960)	$(271,315)	$1,507,379
Allocation to Special Limited Partner	$(2,007)	$(816)	$—	$—	$(1,764)
Net income (loss) after allocation to Special Limited Partner	$87,739	$374,291	$(507,960)	$(271,315)	$1,505,615
Increase (decrease) in net asset value per unit:
Class A	$5.22	$28.67	$(20.52)	$(8.70)	$30.76
Class D	$16.50	$46.29	$(5.44)	$7.19	$45.22
Class GP	$83.87	$105.96	$46.75	$57.15	$93.13
Net asset value per unit
Class A	$1,288.57	$1,283.35	$1,254.68	$1,275.20	$1,283.90
Class D	$1,451.20	$1,434.70	$1,388.41	$1,393.85	$1,386.66
Class GP	$1,602.65	$1,518.78	$1,412.82	$1,366.07	$1,308.92
Total assets	$14,510,429	$15,988,475	$22,620,714	$35,947,224	$46,086,776

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its trading account (consisting of cash and cash margin, options purchased at fair value and U.S. government securities at fair value), and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the year ended December 31, 2022.

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

From January 1, 2022 through December 31, 2022, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 18%.

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

No forecast can be made as to the level of redemptions in any given period. A Limited Partner may request that the Partnership redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2022, the Partnership’s capital decreased 9.9% from $15,892,075 to $14,312,369. This decrease was attributable to redemptions of 1,288.43 Class A Redeemable Units totaling $1,669,452, and no redemptions of Class D Redeemable Units or Class GP Redeemable Units. This decrease was partially offset by net income of $87,739, coupled with 1.27 Class GP unit equivalents from profit share allocations totaling $2,007. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

For the year ended December 31, 2022 the net asset value per Class A unit increased 0.4% from $1,283.35 to $1,288.57. For the year ended December 31, 2022, the net asset value per Class D unit increased 1.2% from $1,434.70 to $1,451.20. For the year ended December 31, 2021, the net asset value per Class A unit increased 2.3% from $1,254.68 to $1,283.35. For the year ended December 31, 2021, the net asset value per Class D unit increased 3.3% from $1,388.41 to $1,434.70. For the year ended December 31, 2020, the net asset value per Class A unit decreased 1.6% from $1,275.20 to $1,254.68. For the year ended December 31, 2020, the net asset value per Class D unit decreased 0.4% from $1,393.85 to $1,388.41.

The Partnership experienced a net trading gain of $1,254,304 before fees and expenses and interest income for the year ended December 31, 2022. Gains were primarily attributable to the trading of the S&P 500® Index futures and S&P 500® Index puts. The net trading gain or loss for the Partnership is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

During 2022, the Partnership recorded gross trading profits in all months except July and November. These profits were offset by minimal trading losses incurred in July and November. The largest loss incurred was in July as a volatility expansion after a period of calm led to increased costs to hedge the portfolio. The largest gain of the year was recorded in April as a rally and subsequent sharp decline led to profits on long ratio put spreads.

The Partnership experienced a net trading gain of $1,824,796 before fees and expenses and interest income for the year ended December 31, 2021. Gains were primarily attributable to the trading of the S&P500® Index futures and S&P500® Index puts. The net trading gain or loss for the Partnership is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

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

Wedbush and ADM do not, and HSBC did not, pay interest on assets maintained in cash in the Partnership’s brokerage accounts. Interest income for the three and twelve months ended December 31, 2022 increased by $39,787 and $61,191, respectively, as compared to the corresponding periods in 2021. The increase in interest income is due to higher T-Bill rates and higher amounts of T-bills held during the three and twelve months ended December 31, 2022, as compared to the corresponding periods in 2021.Interest income for the three and twelve months ended December 31, 2021 decreased by $778 and $82,500, respectively, as compared to the corresponding periods in 2020. The decrease in interest income is due to lower T-Bill rates and lower amounts of T-bills held during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2020. Interest earned by the Partnership will increase the net asset value of the Partnership.

Ongoing selling agent fees are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset value. Ongoing selling agent fees for the three and twelve months ended December 31, 2022 decreased by $8,415 and $61,440, respectively, as compared to the corresponding periods in 2021. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2022, as compared to the corresponding periods in 2021. Ongoing selling agent fees for the three and twelve months ended December 31, 2021 decreased by $38,601 and $203,179, respectively, as compared to the corresponding periods in 2020. This decrease is primarily due to lower average net assets during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2020.

Clearing fees are based on the number of trades executed by the Advisor for the Partnership. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2022 decreased by $3,037 and $95,273, respectively, as compared to the corresponding periods in 2021. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three and twelve months ended December 31, 2022, as compared to the corresponding periods in 2021. Clearing fees for the three and twelve months ended December 31, 2021 decreased by $41,521 and $69,823, respectively, as compared to the corresponding periods in 2020. The decrease in clearing fees is primarily due to a decrease in the number of trades executed during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2020. All clearing fees are borne by the Partnership.

Advisory fees, which are paid to the Advisor, are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Advisory fees for the three and twelve months ended December 31, 2022 decreased by $8,461 and $61,409, respectively, as compared to the corresponding periods in 2021. The decrease in advisor fees is due to lower average net assets during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2021. Advisory fees for the three and twelve months ended December 31, 2021 decreased by $38,849 and $203,550, respectively, as compared to the corresponding periods in 2020. The decrease in advisor fees is due to lower average net assets during the three and twelve months ended December 31, 2021, as compared to the corresponding periods in 2020.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2022 decreased by $4,229 and $30,702, respectively, as compared to the corresponding periods in 2021. The decrease in administrative fees for the three and twelve months ended December 31, 2022 is due to lower average net assets during the periods as compared to the corresponding periods in 2021. Administrative fees for the three and twelve months ended December 31, 2021 decreased by $19,425 and $101,776, respectively, as compared to the corresponding periods in 2020. The decrease in administrative fees for the three and twelve months ended December 31, 2021 is due to lower average net assets during the periods as compared to the corresponding periods in 2020.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits earned by the Advisor on behalf of the Partnership, at the end of the quarter, as defined in the Limited Partnership Agreement among the Partnership, the General Partner, the Special Limited Partner and the Advisor. Special Limited Partner profit share allocations for the three and twelve months ended December 31, 2022 decreased by $816 and increased $1,191, respectively, as compared to the corresponding periods in 2021. Special Limited Partner profit share allocations for the three and twelve months ended December 31, 2021 increased by $816 and $816, respectively, as compared to the corresponding periods in 2020.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2022 and 2021 were $307,623 and $288,512, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2022 and 2021 were $1,564 and $(4,209), respectively.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2022 and 2021, and the highest, lowest and average value at any point during the two years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2022, the Partnership’s total capitalization was $14,312,369.

December 31, 2022

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$-	0.00%	$12,537,325	$—	$2,742,476
Total	$-	0.00%

As of December 31, 2021, the Partnership’s total capitalization was $15,892,075.

December 31, 2021

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Indices	$-	0.00%	$19,049,611	$—	$8,549,098
Total	$-	0.00%

*	Annual average of month-end Value at Risk.

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

The following was the primary trading risk exposure of the Partnership as of December 31, 2022, by market sector.

Indices. The Partnership had no open index positions at December 31, 2022.

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

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2022, 2021 and 2020; Statements of Financial Condition at December 31, 2022 and 2021; Condensed Schedules of Investments at December 31, 2022 and 2021; Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020; Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020; and Notes to Financial Statements.

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

The management of Managed Futures Premier Warrington L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of   December 31, 2022 based on the criteria referred to above.

Scott C. Kimple
Sole Manager
Warrington GP, LLC
General Partner,
Managed Futures Premier Warrington L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier Warrington L.P.:

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Managed Futures Premier Warrington L.P. (the Partnership) as of December 31, 2022 and 2021, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion the financial statements present fairly in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter-Subsequent Event

As discussed in Note 8 to the financial statements, the General Partner approved a plan to liquidate the Partnership in an orderly manner as soon as practical with an expectation of completion by March 31, 2023. Our opinion is not modified with respect to this matter.

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

Fort Worth, Texas

March 10, 2023

Managed Futures Premier Warrington L.P.

Statements of Financial Condition

December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Assets:
Equity in trading account:
Cash (Note 3c)	$9,585,958	$15,987,465
Cash margin (Note 3c)	—	—
Options purchased, at fair value (cost $0 and $0 at December 31, 2022 and December 31, 2021, respectively)	—	—
Total trading equity	9,585,958	15,987,465
Investments in U.S. government securities, at fair value (cost $4,870,561 and $0 at December 31, 2022 and December 31, 2021, respectively)	4,924,471	—
Other	—	1,010
Total assets	$14,510,429	$15,988,475
Liabilities and Partners’ Capital:
Liabilities:
Written options, at fair value (premium $0 and $0 at December 31, 2022 and December 31, 2021, respectively)	$—	$—
Accrued expenses:
Ongoing selling agent fees (Note 3c)	23,367	25,861
Advisory fees (Note 3b)	23,648	26,245
Administrative fees (Note 3a)	11,824	13,122
Professional fees	74,667	7,250
Other	1,000	—
Redemptions payable (Note 5)	63,554	23,922
Total liabilities	198,060	96,400
Partners’ Capital: (Notes 1 and 5)
General Partner, Class GP, (139.02 and 137.75 unit equivalents outstanding at December 31, 2022 and December 31, 2021, respectively)	222,807	209,210
Limited Partners, Class A (10,606.85 and 11,895.28 Redeemable Units outstanding at December 31, 2022 and December 31, 2021, respectively)	13,667,653	15,265,754
Limited Partners, Class D (290.73 and 290.73 Redeemable Units outstanding at December 31, 2022 and December 31, 2021, respectively)	421,909	417,111
Total partners’ capital	14,312,369	15,892,075
Total liabilities and partners’ capital	$14,510,429	$15,988,475
Net asset value per unit:
Class A	$1,288.57	$1,283.35
Class D	$1,451.20	$1,434.70
Class GP	$1,602.65	$1,518.78

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Condensed Schedule of Investments

December 31, 2022

	Face Value	Fair Value	% of Partners’ Capital
Investments in U.S. Government Securities, at Fair Value
United States Government

Treasury Bill 0% due February 2, 2023	$1,250,000	$1,246,733	8.71%
Treasury Bill 0% due May 18, 2023	$1,250,000	$1,235,872	8.64
Treasury Bill 0% due July 13, 2023	$1,250,000	$1,229,259	8.59
Treasury Bill 0% due September 7, 2023	$1,250,000	$1,212,607	8.47
Total investments in U.S. government securities at fair value (cost $4,870,561)		$4,924,471	34.41%

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

Managed Futures Premier Warrington L.P.

Statements of Income and Expenses

for the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Investment Income:
Interest income (Note 3c)	$61,191	$—	$82,500
Expenses:
Ongoing selling agent fees (Note 3c)	290,383	351,823	555,002
Clearing fees	175,293	270,566	340,389
Advisory fees (Note 3b)	300,590	361,999	565,549
Administrative fees (Note 3a)	150,296	180,998	282,774
Professional fees	307,623	288,512	298,354
Other	1,564	(4,209)	6,169
Total expenses	1,225,749	1,449,689	2,048,237
Net investment income (loss)	(1,164,558)	(1,449,689)	(1,965,737)
Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,254,304	1,822,707	1,445,017
Change in net unrealized gains (losses) on open contracts	—	2,089	12,760
Total trading results	1,254,304	1,824,796	1,457,777
Net income (loss) before allocation to Special Limited Partner	89,746	375,107	(507,960)
Allocation to Special Limited Partner (Note 3b)	(2,007)	(816)	—
Net income (loss) available for pro rata distribution	$87,739	$374,291	$(507,960)
Net income (loss) allocation by class:
Class A	$71,351	$346,294	$(511,589)
Class D	$4,798	$13,457	$(2,790)
Class GP	$11,590	$14,540	$6,419
Net income (loss) per unit (Note 6):*
Class A	$5.22	$28.67	$(20.52)
Class D	$16.50	$46.29	$(5.44)
Class GP	$83.87	$105.96	$46.75
Weighted average units outstanding:
Class A	11,268.07	14,005.52	21,996.17
Class D	290.73	290.73	376.82
Class GP	138.47	137.21	137.21

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2022, 2021 and 2020

	Class A		Class D		Class GP		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ capital at December 31, 2019	$33,162,002	26,005.41	$570,828	409.53	$187,435	137.21	$33,920,265	26,552.15
Net Income (loss) available for pro rata distribution	(511,589)	—	(2,790)	—	6,419	—	(507,960)	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	—	—	—	—
Subscriptions Limited Partners	—	—	—	—	—	—	—	—
Redemptions - Limited Partners	(11,761,759)	(9,356.87)	(164,384)	(118.80)	—	—	(11,926,143)	(9,475.67)
Redemptions - General Partner	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2020	$20,888,654	16,648.54	$403,654	290.73	$193,854	137.21	$21,486,162	17,076.48
Net income (loss) available for pro rata distribution	346,294	—	13,457	—	14,540	—	374,291	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	816	0.54	816	0.54
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(5,969,194)	(4,753.26)	—	—	—	—	(5,969,194)	(4,753.26)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2021	$15,265,754	11,895.28	$417,111	290.73	$209,210	137.75	$15,892,075	12,323.76
Net income (loss) available for pro rata distribution	71,351	—	4,798	—	11,590	—	87,739	—
Allocation of Redeemable Units to Special Limited Partner	—	—	—	—	2,007	1.27	2,007	1.27
Subscriptions - Limited Partner	—	—	—	—	—	—	—	—
Redemptions - Limited Partner	(1,669,452)	(1,288.43)	—	—	—	—	(1,669,452)	(1,288.43)
Redemptions - General Partners	—	—	—	—	—	—	—	—
Partners’ capital at December 31, 2022	$13,667,653	10,606.85	$421,909	290.73	$222,807	139.02	$14,312,369	11,036.60

Net Asset Value Per Unit:	Class A	Class D	Class GP
2020	$1,254.68	$1,388.41	$1,412.82
2021	$1,283.35	$1,434.70	$1,518.78
2022	$1,288.57	$1,451.20	$1,602.65

See accompanying notes to financial statements.

Managed Futures Premier Warrington L.P.

Notes to Financial Statements

December 31, 2022

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal year ended December 31, 2022.

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

During the twelve months ended December 31, 2022, the Partnership’s commodity brokers were Wedbush Securities, Inc. (“Wedbush”) and ADM Investor Services, Inc. (“ADM”), both of whom are registered futures commission merchants. During prior periods included in this report, the Partnership also engaged in futures and options trading through a commodity brokerage account maintained at HSBC Securities (USA) Inc. (“HSBC”). The Partnership paid HSBC trading fees for the clearing and, if applicable, execution of transactions. HSBC did not pay the partnership interest on excess cash balances. Effective September 30, 2020, the HSBC customer agreement was terminated. The HSBC Customer Agreement was terminated because the Partnership is no longer engaged in such trading through accounts at HSBC. The Partnership continues to engage in such trading through commodity brokerage accounts at Wedbush and ADM.

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

b.

Partnership’s Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on options are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses. The Partnership’s investments in U.S. securities as of December 31, 2022, consist of short-term U.S. Treasury bills (“T-Bills”). The T-Bills are reported at cost plus accrued interest, which approximates fair value.

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

The Partnership considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of futures and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2022 and 2021, the Partnership did not hold any derivative instruments for which market quotations were not readily available and that were priced at fair value using significant unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). As such a rollforward of Level 3 derivative instruments was not presented, nor was a table presenting unobservable inputs used by management in the fair value measurement process. During the years ended December 31, 2022 and 2021, there were no transfers of assets or liabilities between Level 1 and Level 2.

	December 31, 2022	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$4,924,471	$—	$4,924,471	$—
Options purchased	—	—	—	—
Total assets	4,924,471	—	4,924,471	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$4,924,471	$—	$4,924,471	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investments in U.S. government securities, at fair value	$—	$—	$—	$—
Options purchased	—	—	—	—
Total assets	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—
Total liabilities	—	—	—	—
Net fair value	$—	$—	$—	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2018 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.
g.

United States Treasury Bills. The fair value of T-Bills is determined monthly based on the T-Bills’ cost plus accrued interest, which approximates fair value. The Partnership held no T-Bills as of December 31, 2021.

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

Under the Wedbush and ADM Customer Agreements, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “Wedbush, ADM and HSBC clearing fees,” the “clearing fees”) directly. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The portion of the Partnership’s cash held at Wedbush and ADM are in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2022 and 2021 the amount of cash held for margin requirements at Wedbush and ADM was $0 and $0 , and $0 and $0, respectively. Wedbush and ADM do not, and HSBC did not, pay interest on excess cash held in the Partnership’s accounts. The excess cash balances will be monitored and are expected to have an immaterial impact on the interest earned.

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

The Wedbush and ADM Customer Agreements give, and the HSBC Customer Agreement gave, the Partnership the legal right to net unrealized gains and losses on open futures and option contracts. The Partnership netted as applicable, for financial reporting purposes, the unrealized gains and losses on open futures and option contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to Baird, Morgan Stanley Wealth Management and Credit Suisse Securities (USA) LLC were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership. All clearing fees paid to Wedbush, ADM and executing brokers, as applicable, are and all clearing fees paid to HSBC, were, borne by the Partnership.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of option contracts held during the years ended December 31, 2022 and 2021 was 1,512 and 577, respectively.

The following tables summarize the valuation of the Partnership’s investments in derivative instruments as of December 31, 2022 and 2021:

Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2022	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2021	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial condition	Amounts Presented in the Statements of Financial condition	Financial Instruments	Cash Collateral	Net Amount
Assets
Options purchased	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Written options	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—
Net fair value						$—

The following table indicates the gross fair values of derivative instruments of option contracts as separate assets and liabilities as of December 31, 2022 and 2021:

	2022	2021
Assets
Options Purchased
Indices	$—	$—
Total options purchased	$—	$—	*

*	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

	2022		2021
Liabilities
Written Options
Indices	$—		$—
Total written options	$—	**	$—	**

**	This amount is included in “Written options, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2022, 2021 and 2020:

Sector - Indices	2022		2021		2020
Net realized gains (losses) on closed contracts	$1,254,304		$1,822,707		$1,445,017
Change in net unrealized gains (losses) on open contracts	-		2,089		12,760
Total trading results	$1,254,304	***	$1,824,796	***	$1,457,777	***

***	This amount is included in “Total trading results” on the Statements of Income and Expenses.

The following table rolls forward the transactions in Options Written for the year ended December 31, 2022:

	Calls			Puts
		Notional (000)			Notional (000)
	Contracts	USD	Premiums Received	Contracts	USD	Premiums Received
Outstanding options, beginning of year	—	$—	$—	—	$—	$—
Options written	5,666	1,285,673	69,164	76,396	14,424,821	5,056,050
Options exercised				(60)	(12,870)	(18,000)
Options expired	(5,666)	(1,285,673)	(69,164)	(61,348)	(11,404,043)	(3,519,240)
Options closed				(14,988)	(3,007,908)	(1,518,810)
Outstanding options, end of period	-	$-	$-	-	$-	$-

The fund experienced a net trading loss from futures contracts in 2022 of $6,740 from 70 contracts.
5.	Subscriptions, Distributions and Redemptions:

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

6.	Financial Highlights:

Changes in the net asset value per Unit for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2022	2021	2021	2020	2020
	Class A	Class D	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses)	$105.45	$118.18	$130.07	$144.86	$68.07	$74.94
Interest Income	5.40	6.07	-	-	3.23	3.53
Expenses and allocation to Special Limited Partner	(105.63)	(107.75)	(101.40)	(98.57)	(91.82)	(83.91)
Increase (decrease) for the period	5.22	16.50	28.67	46.29	(20.52)	(5.44)
Net asset value per unit, beginning of period	1,283.35	1,434.70	1,254.68	1,388.41	1,275.20	1,393.85
Net asset value per unit, end of period	$1,288.57	$1,451.20	$1,283.35	$1,434.70	$1,254.68	$1,388.41

	2022	2022	2021	2021	2020	2020
	Class A	Class D	Class A	Class D	Class A	Class D
Ratios to Average Net Assets:
Net investment income (loss) **	(7.8)%	(6.5)%	(8.1)%	(6.8)%	(7.1)%	(5.9)%
Allocation to Special Limited Partner	—%	(0.5)%	—%	(0.2)%	—%	—%
Net investment income (loss) after allocation to Special Limited Partner**	(7.8)%	(7.0)%	(8.1)%	(7.0)%	(7.1)%	(5.9)%
Operating expenses	8.2%	7.0%	8.1%	6.8%	7.4%	6.1%
Allocation to Special Limited Partner	—%	0.5%	—%	0.2%	—%	—%
Total expenses	8.2%	7.5%	8.1%	7.0%	7.4%	6.1%
Total return:
Total return before allocation to Special Limited Partner	0.4%	1.7%	2.3%	3.5%	(1.6)%	(0.4)%
Allocation to Special Limited Partner	—%	(0.5)%	—%	(0.2)%	—%	—%
Total return after allocation to Special Limited Partner	0.4%	1.2%	2.3%	3.3%	(1.6)%	(0.4)%

**	Interest income less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

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

The General Partner evaluated events that occurred after the balance sheet date but before the financial statements were issued. Subsequent to December 31, 2022, the General Partner decided to initiate the orderly wind down of the Partnership. It's estimated this wind down will be completed by March 31, 2023 and liquidating distributions will be paid to partners as soon as practical.

9.       Selected Quarterly Financial Data (Unaudited):

Selected unaudited quarterly financial data for the years ended December 31, 2022 and 2021 are summarized below:

	For the period from October 1, 2022 to December 31, 2022	For the period from July 1, 2022 to September 30, 2022	For the period from April 1, 2022 to June 30, 2022	For the period from January 1, 2022 to March 31, 2022
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$101,611	$79,460	$422,650	$246,098
Net income (loss) before allocation to Special Limited Partner	$(85,727)	$(110,710)	$231,591	$54,592
Net income (loss) after allocation to Special Limited Partner	$(85,727)	$(110,710)	$230,102	$54,074
Increase (decrease) in net asset value per unit Class A	$(7.84)	$(9.91)	$18.91	$4.06
Increase (decrease) in net asset value per unit Class D	$(4.42)	$(6.69)	$20.48	$7.13

	For the period from October 1, 2021 to December 31, 2021	For the period from July 1, 2021 to September 30, 2021	For the period from April 1, 2021 to June 30, 2021	For the period from January 1, 2021 to March 31, 2021
Net realized and unrealized trading gains (losses) net of ongoing selling agent fees and clearing fees including interest income	$438,516	$196,195	$141,633	$426,063
Net income (loss) before allocation to Special Limited Partner	$246,391	$(6,084)	$(67,159)	$201,959
Net income (loss) after allocation to Special Limited Partner	$245,575	$(6,084)	$(67,159)	$201,959
Increase (decrease) in net asset value per unit Class A	$19.28	$1.53	$(4.79)	$12.65
Increase (decrease) in net asset value per unit Class D	$23.07	$6.01	$(1.04)	$18.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The General Partner’s sole manager has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, and, based on that evaluation, the General Partner’s sole manager has concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The executive officer of the General Partner is Scott C. Kimple (Sole Manager of the General Partner).

Scott C. Kimple, age 57, is the Founder, Principal, Sole Manager and Portfolio Manager of the Advisor. Mr. Kimple manages the Partnership’s portfolio. Mr. Kimple has been listed as a principal and registered as an associated person of the General Partner since December 15, 2014 and December 23, 2014, respectively, and listed as a principal and registered as an associated person of the Advisor since January 27, 2012 and January 30, 2012, respectively. Mr. Kimple also was registered as an associated person and listed as a principal of Warrington Mgt., L.P., a commodity trading advisor (“CTA”), from July 1995 until October 1996 and again from April 30, 1999 until April 24, 2013. Mr. Kimple also was a principal and an associated person of Warrington Advisors LLC, a CTA and commodity pool operator, from June 2008 through July 2011.

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

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2022, the General Partner earned $150,296 in administrative fees. As compensation for its services, the Partnership pays the Advisor advisory fees and the Special Limited Partner earns a profit share allocation as described under “Item 1. Business.” For the year ended December 31, 2022, the Advisor earned $300,590 in advisory fees and $2,007 in profit share allocation was earned by the Special Limited Partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(a)	Security ownership of certain beneficial owners. As of February 28, 2023, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
(b)	Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2022:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
General Partner Class GP unit equivalents	General Partner	$222,807	1.6%

(c)	Changes in control.

None.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
(a)	Transactions with related persons. None.
(b)	Review, approval or ratification of transactions with related persons. Not applicable.
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
(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver and Tidwell LLP (“Weaver”) for the years ended December 31, 2022 and 2021, respectively, for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2022	$85,181
2021	$77,702

(2)	Audit-Related Fees. None.
(3)

Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Weaver for the years ended December 31, 2022 and 2021, respectively, for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2022	$23,250
2021	$22,500

(4)	All Other Fees. None.
(5)	Not Applicable.
(6)	Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements:

Statements of Financial Condition at December 31, 2022 and 2021.

Condensed Schedules of Investments at December 31, 2022 and 2021.

Statements of Income and Expenses for the years ended December 31, 2022, 2021 and 2020.

Statements of Changes in Partners’ Capital for the years ended December 31, 2022, 2021 and 2020.

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

Date: March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott C. Kimple
Scott C. Kimple
Sole Manager
(Principal Executive Officer)
(Principal Financial Officer)
Warrington GP, LLC

Date: March 10, 2023